Form 10-Q
period 2008-01-30
Rockies Region 2006 Private Limited Partnership
filed 2008-02-08
CIK 1376912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

OR

 Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the transition period from               to

Commission File Number 000-52787

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

West Virginia	20-5149573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Genesis Boulevard
Bridgeport, West Virginia  26330
(Address of principal executive offices and zip code)

 (304) 842-3597
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [  ]       No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]     No [X]

At January 15, 2008, the Partnership had 4,497 units outstanding.

ROCKIES REGION 2006 LIMITED PARTNERSHIP

ROCKIES REGION 2006 LIMITED PARTNERSHIP

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets

	September 30,	December 31,
Assets	2007	2006

Current assets:
Cash and cash equivalents	$ 1,181,345	$ 1,154,594
Accounts receivable oil and gas sales	9,420,049	1,228,684
Due from Managing General Partner - derivatives, short-term	540,465	1,549
Total current assets	11,141,859	2,384,827

Oil and gas properties, successful efforts method	100,860,819	21,835,420
Wells in progress	-	89,428,539
	100,860,819	111,263,959
Less accumulated depreciation, depletion and amortization	(12,059,847)	(623,946)
	88,800,972	110,640,013

Noncurrent assets:
Due from Managing General Partner - derivatives, long-term	47,582	1,472
Other assets	4,715	238
Total noncurrent assets	52,297	1,710

Total Assets	$ 99,995,128	$ 113,026,550

Liabilities and Partners' Equity

Current liabilities:
Accounts payable and accrued expenses	$ 857,087	$ 113,473
Due to Managing General Partner - other	1,482,557	244,544
Total current liabilities	2,339,644	358,017

Asset retirement obligation	766,423	356,242

Commitments and contingencies

Partners' equity	96,889,061	112,312,291

Total Liabilities and Partners' Equity	$ 99,995,128	$ 113,026,550

See accompanying notes to condensed financial statements

ROCKIES REGION 2006 LIMITED PARTNERSHIP

Condensed Statements of Operations

	Period From
	September 7, 2006	Three Months	Nine Months
	(date of inception) to	Ended	Ended
	September 30,	September 30,	September 30,
	2006	2007	2007
	(unaudited)	(unaudited)

Revenues:
Oil and gas sales	$ -	$ 9,470,701	$ 23,580,164
Oil and gas price risk management gain, net	-	524,671	543,740
Total revenues	-	9,995,372	24,123,904

Costs and expenses:
Production and operating costs	-	1,799,505	4,084,097
Direct costs	114	129,973	170,930
Depreciation, depletion and amortization	-	4,853,220	11,653,405
Accretion of asset retirement obligations	-	9,325	27,623
Loss on impairment of oil and gas properties	-	-	2,445,617
Exploratory dry hole costs	-	1,577,101	8,122,577
Management fee	1,349,108	-	-
Total costs and expenses	1,349,222	8,369,124	26,504,249

(Loss) income from operations	(1,349,222)	1,626,248	(2,380,345)

Interest income	232,642	36,179	94,364
Interest expense	-	(2,058)	(5,185)

Net (loss) income	$ (1,116,580)	$ 1,660,369	$ (2,291,166)

Net (loss) income available to Investor Partners	$ (1,202,615)	$ 1,046,032	$ (1,443,435)

Net (loss) income per Investor Partner unit	$ (267)	$ 233	$ (321)

Investor Partnerships units outstanding	4,497	4,497	4,497

See accompanying notes to condensed financial statements

ROCKIES REGION 2006 LIMITED PARTNERSHIP

Condensed Statements of Partners' Equity

		Managing
	Investor	General
	Partners	Partner	Total

Balance, December 31, 2006	$ 75,659,698	$ 36,652,593	$ 112,312,291

Distributions to Partners	(8,273,202)	(4,858,862)	(13,132,064)

Net loss	(1,443,435)	(847,731)	(2,291,166)

Balance, September 30, 2007	$ 65,943,061	$ 30,946,000	$ 96,889,061

See accompanying notes to condensed financial statements

ROCKIES REGION 2006 LIMITED PARTNERSHIP

Condensed Statements of Cash Flows

		Period From
		September 7, 2006
	Nine Months Ended	(date of inception) to
	September 30,	September 30,
	2007	2006
		(unaudited)
Cash flows from operating activities:
Net loss	$ (2,291,166)	$ (1,116,580)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Loss on impairment of oil and gas properties	2,445,617	-
Depreciation, depletion and amortization	11,653,405	-
Accretion of asset retirement obligation	27,623	-
Exploratory dry hole costs	8,122,577	-
Unrealized (gain) on derivative transactions	(493,085)	-
Changes in operating assets and liabilities:
Increase in due from Managing General Partner - derivatives	(91,941)	-
Increase in accounts receivable - oil and gas sales	(8,191,365)	-
Increase in other assets	(4,477)	-
Increase in accounts payable and accrued expenses	743,614	-
Increase in due to Managing General Partner - other	1,238,013	-
Net cash provided by (used in) operating activities	13,158,815	(1,116,580)

Cash flows from investing activities:
Expenditures for oil and gas properties	-	(18,996,569)
Net cash used in investing activities	-	(18,996,569)

Cash flows from financing activities:
Investor Partners' contributions	-	89,940,527
Managing General Partner contribution	-	38,912,342
Syndication costs paid	-	(9,084,039)
Distributions to partners	(13,132,064)	-
Net cash (used in) provided by financing activities	(13,132,064)	119,768,830

Net increase in cash and cash equivalents	26,751	99,655,681
Cash and cash equivalents at beginning of period	1,154,594	-
Cash and cash equivalents at end of period	$ 1,181,345	$ 99,655,681

Supplemental disclosure of non-cash activity:
Asset retirement obligation, with a corresponding increase to oil and gas properties	$ 382,558	$ -

See accompanying notes to condensed financial statements

ROCKIES REGION 2006 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2007

(1)         GENERAL

The Rockies Region 2006 Limited Partnership (the “Partnership”) was organized as a limited partnership on September 7, 2006, in accordance with the laws of the State of West Virginia for the purpose of engaging in the exploration and development of oil and gas properties and commenced business operations as of the date of organization.

Purchasers of partnership units subscribed to and fully paid for 47.25 units of limited partner interests and 4,449.77635 units of additional general partner interests at $20,000 per unit.  Petroleum Development Corporation has been designated the Managing General Partner of the Partnership and has a 37% ownership in the Partnership. Generally, throughout the term of the Partnership, revenues, costs, and cash distributions are allocated 63% to the limited and additional general partners (collectively, the “Investor Partners”) which are shared pro rata based upon the amount of their investment in the Partnership and 37% to the Managing General Partner.

Upon completion of the drilling phase of the Partnership's wells, all additional general partners units were converted into units of limited partner interests and thereupon became limited partners of the Partnership.

In accordance with the terms of the Limited Partnership Agreement (the “Agreement”), the Managing General Partner manages all activities of the Partnership and acts as the intermediary for substantially all Partnership transactions.

The accompanying interim condensed financial statements have been prepared without audit in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, pursuant to certain rules and regulations, certain notes and other financial information included in the audited financial statements have been condensed or omitted.  In the Partnership’s opinion, the accompanying interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Partnership's financial position, results of operations and cash flows for the periods presented.  The interim results of operations and cash flows for the three and nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year or any other future period.

The accompanying interim financial statements as of and for the nine months ended September 30, 2007, and the condensed balance sheet as of December 31, 2006, were derived from audited financial statements, but as indicated above, do not include all disclosures required by accounting principles generally accepted in the U.S.  The accompanying interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's registration statement on Form 10/A for the year ended December 31, 2006, as filed with the SEC on December 24, 2007.

(2)         RECENT ACCOUNTING STANDARDS

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which replaces several existing pronouncements, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Consequently, the Partnership will adopt the provisions of SFAS 157 for its fiscal year beginning January 1, 2008.  The Partnership has not completed evaluating the impact the provisions of SFAS No. 157 will have, if any, on its financial statements when adopted in 2008.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities".  SFAS No. 159 permits entities to choose to measure, at fair value, many financial instruments and certain other items that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The statement will be effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007.  The Partnership has not completed evaluating the impact the provisions of SFAS No. 159, will have, if any, on its financial statements when adopted in 2008.

Recently Implemented Accounting Standards

In June 2006, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force ("EITF") No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)".  EITF 06-3 addresses the income statement presentation of any tax collected from customers and remitted to a government authority and concludes that the presentation of taxes on either a gross basis or a net basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board ("APB") No. 22, Disclosures of Accounting Policies.  For taxes that are reported on a gross basis (included in revenues and costs), EITF 06-3 requires disclosure of the amounts of those taxes in interim and annual financial statements, if those amounts are significant.  EITF 06-3 became effective for interim and annual reporting periods beginning after December 15, 2006.  The adoption of EITF 06-03, effective January 1, 2007, did not have a significant impact on the accompanying financial statements.  The Partnership’s existing accounting policy, which was not changed upon the adoption of EITF 06-3, is to present taxes within the scope of EITF 06-3 on a net basis.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The provisions FIN 48 did not have a material impact on the Partnership's financial statements.

In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.  SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered.  If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006.  The provisions of SAB 108 did not have a material impact on the Partnership’s financial statements.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

(3)	TRANSACTIONS WITH MANAGING GENERAL PARTNER AND AFFILIATES

The Managing General Partner and its wholly-owned subsidiary, PDC Securities Incorporated, are reimbursed for certain Partnership operating expenses and receive fees for services as provided for in the Agreement.  As of September 30, 2007, and December 31, 2006, the Partnership owed the Managing General Partner $1,482,557 and $244,544, respectively.  As a result of derivative transactions executed by the Managing General Partner on behalf of the Partnership, there were also short term derivative receivables of $540,465 and $1,549 and long-term derivative receivables of $47,582 and $1,472 at September 30, 2007 and December 31, 2006, respectively.

The following table presents reimbursements and service fees paid by the Partnership to PDC or its affiliates during the three and nine month periods ended September 30, 2007 and for the period from September 7, 2006 (date of inception) to September 30, 2006:

	Period From September 7, 2006
	(date of inception) to	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2007	September 30, 2007

Payment of drilling and completion costs	$ 18,996,569	$ -	$ -
Syndication costs (1)	9,084,039	-	-
Management fee	1,349,108	-	-
Well operations fees	-	168,240	333,726

__________
(1)
Consists of organization and offering costs, including costs of organizing and selling the offering (including total underwriting and brokerage discounts and commissions), expenses for printing, mailing, salaries of employees while engaged in sales activity, charges of transfer agents, registrars, trustees, escrow holders, depositories, engineers and other experts, expenses of qualification of the sale of the securities under federal and state law, including accountants’ and attorneys’ fees and other front end fees.

In addition, as the operator of the Partnership’s wells, the Managing General Partner receives all  proceeds from the sale of oil and gas produced and pays for all costs incurred related to services, equipment and supplies from vendors for all well production and operating costs and other direct costs for the Partnership.  Net revenue from oil and gas operations is distributed monthly to all partners based on their share of costs and revenues.  The Managing General Partner received distributions of $3,284,507 and $4,858,862 during the three and nine months ended September 30, 2007, respectively.

As described above, the Managing General Partner utilizes commodity-based derivative instruments, entered into on behalf of the Partnership, to manage a portion of the Partnership’s exposure to price risk from oil and natural gas sales.  These instruments consist of CIG (Colorado Interstate Gas) index-based contracts traded by JP Morgan for Colorado natural gas production. These derivative instruments have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Managing General Partner receives for the volume of oil and natural gas to which the derivative relates.

The fair value of the Partnership’s share of commodity based derivatives was $588,047 at September 30, 2007.  The Partnership recognized in the statement of income realized and unrealized gains on commodity based derivatives of $543,740 for the nine months ended September 30, 2007.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The following table summarizes the Partnership’s share of open derivative positions as of September 30, 2007.

Open Derivative Contracts
Commodity	Type	Quantity Gas-MMbtu(1)	Weighted Average Price	Fair Market Value

Partnership's share of positions as of September 30, 2007
Natural Gas	Floors	1,021,893	$ 5.38	$ 695,279
Natural Gas	Ceilings	841,528	$ 10.21	$ (107,232)
Due From Managing General Partner - Derivatives, Total				$ 588,047

Partership's share of positions maturing within 12 months following September 30, 2007
Natural Gas	Floors	932,272	$ 5.37	$ 623,173
Natural Gas	Ceilings	752,008	$ 10.19	$ (82,708)
Due From Managing General Partner - Derivatives, Short-term				$ 540,465

(1) MMBtu - one million British thermal units. One British thermal unit is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

    At September 30, 2007, the maximum term for the derivative positions listed above is 13 months.

The following table identifies the changes in the fair value of commodity based derivatives as reflected in the statement of income.

Period From
September 7, 2006
	(date of inception) to	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2007	September 30, 2007

Realized	$ -	$ 46,083	$ 50,655
Unrealized	-	478,588	493,085
Oil and gas price risk management, net	$ -	$ 524,671	$ 543,740

(4)           EXPLORATORY DRY HOLE COSTS

The Jepson 11-19h exploratory well in the Bakken field in North Dakota was determined to be an economic dry hole in the first quarter of 2007.  Although the well does produce oil, the amount of production was deemed to be insignificant and thus the well was determined to be a dry hole.  The Brnak 22-11 exploratory well in Colorado was also determined to be a dry hole.  At March 31, 2007, the Partnership expensed $3,395,210 of exploratory dry hole costs related to these two wells.

During the second quarter of 2007, the Anderson 11-24h exploratory well in Nesson field in North Dakota was determined to be a dry hole.  The Partnership expensed $3,150,266 of exploratory dry hole costs related to this well in the second quarter of 2007.

During the third quarter of 2007, the Wagner 33-23 and Sirios 22-1 exploratory wells in the Wattenberg field in Colorado were determined to be economic dry holes, as the cost of extending the existing gas pipeline to bring the oil and natural gas produced by these wells to market was determined to be economically unfeasible, given the current market prices and estimated reserves for the two wells.  The Partnership expensed $1,577,101 of exploratory dry hole costs related to these wells in the third quarter of 2007.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

(5)         ASSET RETIREMENT OBLIGATIONS

Changes in carrying amount of asset retirement obligations associated with oil and gas properties as of September 30, 2007 are as follows:

Balance at December 31, 2006	$ 356,242
Obligations assumed with development activities	382,558
Accretion expense	27,623
Balance at September 30, 2007	$ 766,423

The discount rates used in calculating the asset retirement obligation and related accretion vary from 5.10% to 5.55%, depending on the quarter in which the Partnership was required to record the retirement obligation for any specific well.  These rates approximate the borrowing rate of the Managing General Partner for the quarter in which the retirement obligation was recorded.

(6)           COMMITMENTS AND CONTINGENCIES

On May 29, 2007, Glen Droegemueller, individually and as representative plaintiff on behalf of all others similarly situated, filed a class action complaint against the Partnership’s Managing General Partner in the District Court, Weld County, Colorado alleging that the Managing General Partner underpaid royalties on natural gas produced from wells operated by the Managing General Partner in the State of Colorado (the "Droegemueller Action").  The plaintiff seeks declaratory relief and to recover an unspecified amount of compensation for underpayment of royalties paid by the Managing General Partner pursuant to leases.  The Managing General Partner moved the case to Federal Court on June 28, 2007, and on July 10, 2007, the Managing General Partner filed its answer and affirmative defenses.  Given the preliminary stage of this proceeding and the inherent uncertainty in litigation, the Managing General Partner is unable to predict the ultimate outcome of this suit at this time.

A second similar Colorado class action suit was filed against the Managing General Partner in the U.S. District Court for the District of Colorado on December 3, 2007, by Ted Amsbaugh, Donald L. Kretsch and Barbara H. Kretsch, as Co-Trustees of the Kretsch Living Trust, and Buddy Baker, individually and on behalf of others similarly situated.  The plaintiffs seek declaratory relief and to recover an unspecified amount of compensation for alleged royalty underpayments made by the Managing General Partner for the wells in which it has a working interest in Colorado.  On December 31, 2007, the plaintiff filed a motion to consolidate this case with the Droegemueller Action above.  On January 18, 2008, the Managing General Partner filed its answer generally denying the allegations.  On January 28, 2008, the Court granted the plaintiff's motion to consolidate this action with the Droegemueller Action.  Given the preliminary stage of this proceeding and the inherent uncertainty in litigation, the Managing General Partner is unable to predict the ultimate outcome of this suit at this time.

Although at this time the Partnership has not been named as a party in either of these suits, the Managing General Partner believes that the Partnership’s 64 wells in the Wattenberg field will be subject to these lawsuits.  Although the outcome of these suits cannot be known with certainty, the Partnership believes that it has adequate accrued reserves and that the ultimate outcome of the proceedings will not have a material adverse impact on the Partnership’s financial position or results of operations.

Litigation similar to the preceding actions has recently been commenced against several other companies in other jurisdictions where the Managing General Partner and the Partnership conduct business.  While the Managing General Partner and Partnership's business models differ from that of the parties involved in such other litigation, and although the Managing General Partner and Partnership have not been named as parties in such other litigation, there can be no assurance that the Managing General Partner and Partnership will not be named as a parties to such other litigation in the future.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

(7)	SUBSEQUENT EVENTS

Due to the downward trend of Colorado natural gas selling prices in the third quarter of 2007, the Managing General Partner decided to shut-in 18 of the Partnership’s wells located in the Piceance Basin for a period of approximately four weeks, beginning on October 1, 2007.  As the Colorado selling prices for natural gas began to rise during the month of October, the Managing General Partner restarted production in phases between November 1, 2007 and November 5, 2007 for all 18 of these wells.

Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure Regarding Forward Looking Statements

Disclosure Regarding Forward Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q may be forward-looking statements.  These forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected.  Among those risks, trends and uncertainties are the Partnership's estimates of the sufficiency of its existing capital sources, its ability to raise additional capital to fund cash requirements for future operations, the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in successfully recompleting productive wells and in projecting future rates of production, the costs of its production activities and its ability to manage these costs, its ability to sell its produced natural gas and oil and the prices it receives for  production, its ability to comply with changes in federal, state, local, and other laws and regulations, including environmental policies, and the operating hazards attendant to the oil and gas business.  In particular, careful consideration should be given to cautionary statements made in this Form 10-Q, the Partnership's registration statement on Form 10/A for the year ended December 31, 2006, and other Partnership SEC filings and public disclosures.  The Partnership undertakes no duty to update or revise these forward-looking statements.

When used in this Form 10-Q, the words, “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve substantial risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Management’s Discussions and Analysis of Financial Condition and Results of Operations”, “Part 2 - Item 1A. Risk Factors” and elsewhere in this Form 10-Q.

Overview

The Partnership was funded on September 7, 2006 with initial contributions of $89,940,527 from the Investor Partners and a cash contribution of $38,912,342 from the Managing General Partner.  After payment of syndication costs of $9,084,039 and a one-time management fee to PDC of $1,349,108, the Partnership had available cash of $118,419,722 and in September 2006 commenced exploratory and developmental drilling activities.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

At December 31, amounts remaining from the funding of the Partnership were paid to PDC as a prepayment for drilling of oil and natural gas wells on behalf of the Partnership under the drilling and operating agreement.    By September 30, 2007, a total of ninety-seven wells had been drilled, predominantly in Colorado, of which ninety-one were producing and six were dry holes.  These ninety-seven wells are the only wells the Partnership will drill, because all of the capital contributions have been utilized.    Sales of produced natural gas and oil commenced during the fourth quarter of 2006 as wells were connected to pipelines.  Production and sales increased as additional wells were completed and connected to pipelines.  Once producing, the Partnership’s wells will produce until they are depleted or until they are uneconomical to produce; however, it is the plan of the Partnership and the Managing General Partner to recomplete the Codell formation in certain wells in the Wattenberg Field after five or more years of production because these wells will have experienced a significant decline in production in that time period.  These Codell recompletions typically increase the production rates and recoverable reserves.  Although PDC’s prior experience with Codell recompletions has seen significant production increases, not all recompletions have been successful.

The following table presents selected operational information of the Partnership for the period from September 7, 2006 (date of inception) to September 30, 2006 and the three and nine months ended September 30, 2007.

	Period from		Three Months	Nine Months
	September 7, 2006		Ended	Ended
	(date of inception) to		September 30,	September 30,
	September 30, 2006		2007	2007

Oil and gas sales	$ -		$ 9,470,701	$ 23,580,164
Gas sales - Mcf	-		1,157,075	2,279,359
Average selling price/Mcf	$ -		$ 3.91	$ 4.53
Oil sales - Bbl	-		74,864	238,675
Average selling price/Bbl	$ -		$ 66.08	$ 55.55

Production and operating costs	$ -		$ 1,799,505	$ 4,084,097
Production and operating costs/Mcfe	$ -		$ 1.12	$ 1.10
Depreciation, depletion and amortization	$ -		$ 4,853,220	$ 11,653,405
Loss on impairment of oil and gas properties	$ -		$ -	$ 2,445,617
Exploratory dry hole costs	$ -		$ 1,577,101	$ 8,122,577

Net (loss) income	$ (1,116,580)	(1)	$ 1,660,369	$ (2,291,166)
Partnership cash distributions	$ -		$ 8,877,047	$ 13,132,064

Oil and gas price risk management gain, net
Realized gain	$ -		$ 46,083	$ 50,655
Unrealized gain	$ -		$ 478,588	$ 493,085

________
(1) Primarily includes management fee of $1,349,108 and interest income of $232,642.

Definitions

•	Bbl – One barrel or 42 U.S. gallons liquid volume
•	Mcf – One thousand cubic feet
•	Mcfe – One thousand cubic feet of natural gas equivalents, based on a ratio of 6 Mcf for each barrel of oil, which reflects the relative energy content.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

Oil and gas sales

The tables below presents the Partnership’s production, sales and the average prices received for each of the periods.

	No. of
Three Months	Producing	Production
Ended	Wells	Oil-Bbls	Gas-Mcf	Mcfe

December 31, 2006	25	16,728	52,706	153,074
Total 2006		16,728	52,706	153,074

March 31, 2007	32	59,138	273,331	628,159
June 30, 2007	64	104,673	848,953	1,476,991
September 30, 2007	91	74,864	1,157,075	1,606,259
Total 2007		238,675	2,279,359	3,711,409

Three Months	Oil and Gas Sales			Average Price
Ended	Oil	Gas	Total	Oil-Bbl	Gas-Mcf	Mcfe

December 31, 2006	$ 916,533	$ 312,151	$ 1,228,684	$ 54.79	$ 5.92	$ 8.03
Total 2006	$ 916,533	$ 312,151	$ 1,228,684

March 31, 2007	$ 2,674,358	$ 1,530,308	$ 4,204,666	$ 45.22	$ 5.60	$ 6.69
June 30, 2007	5,637,178	4,267,619	9,904,797	$ 53.86	$ 5.03	$ 6.71
September 30, 2007	4,946,801	4,523,900	9,470,701	$ 66.08	$ 3.91	$ 5.90
Total 2007	$ 13,258,337	$ 10,321,827	$ 23,580,164

      The increases in oil and gas sales for each of the period through June 30, 2007 were primarily attributable to increased production and the number of wells turned in line, partially offset by a combination of lower average sales prices and product mix.  Despite the increase in the number of wells turned in line during the September quarter, oil and gas sales for the September quarter were slightly down sequentially primarily due to lower average prices and product mix.

The Partnership's future revenues from oil and natural gas sales are affected by changes in prices.  As a result of changes in market conditions, oil and natural gas prices are highly dependent on the balance between supply and demand.  The Partnership's sales prices for natural gas and oil are subject to increases and decreases based on various market sensitive indices.

Oil and gas price risk management gain, net

The Partnership manages oil and gas price risks through the use of derivative instruments to provide protection on declining oil and natural gas prices.  In periods of rising oil and natural gas prices, the Partnership may record losses in its derivative transactions as fair values exceed contract prices related to the Partnership’s oil and gas sales.  In periods of declining prices, the Partnership would record gains in its derivative transactions.  Transactions in derivative instruments resulted in an overall net gain for 2007. The net gains/losses are comprised of the change in fair value of derivatives positions related to the Partnership’s oil and gas production for derivative contracts entered into by the Managing General Partner on behalf of the Partnership.  The Partnership records gains or losses from its derivative positions on the statement of operations as oil and gas price risk management gain (loss), net.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Loss on impairment of oil and gas properties

The Partnership recorded impairment losses of $2,445,617 for the nine months ended September 30, 2007 resulting from production activities in the Nesson field in North Dakota.

The Partnership recorded an impairment of oil and gas properties of $1,135,208 in the first quarter of 2007. Oil and gas properties located in the Nesson field in North Dakota were impaired.  The original cost of the oil and gas properties was $2,663,714 which was reduced by $173,821 in accumulated depreciation and depletion and $873,485 in previous impairment charges, resulting in a net book value of $1,616,408 at March 31, 2007.  Expected discounted future cash flows associated with the oil and gas properties in the Nesson field were $481,200 at March 31, 2007, resulting in an impairment change of $1,135,208, as the fair value of the oil and gas properties exceeded the expected future cash flows.

The Partnership recorded an impairment of oil and gas properties of $1,310,409 in the second quarter of 2007.  Oil and gas properties located in the Nesson field in North Dakota were impaired.  The original cost of the oil and gas properties was $4,632,193 which was reduced by $302,091 in accumulated depreciation and depletion and $2,008,693 in previous impairment charges, resulting in a net book value of $2,321,409 at June 30, 2007.  Expected future cash flows associated with the oil and gas properties in the Nesson field was $1,011,000 at June 30, 2007, resulting in an impairment change of $1,310,409 as the fair value of the oil and gas properties exceeded the expected future cash flows.

Exploratory dry hole costs

The Partnership recorded exploratory dry hole expenses of $8,122,577 for the nine months ended September 30, 2007 including two dry holes during the quarter ended March 31, 2007, one during the quarter ended June 30, 2007 and two during the quarter ended September 30, 2007.

The Jepson 11-19h exploratory well in the Bakken field in North Dakota was determined to be an economic dry hole in the first quarter of 2007.  Although the well does produce oil, the amount of production was deemed to be insignificant and thus the well was determined to be a dry hole.  The Brnak 22-11 exploratory well in Colorado was also determined to be a dry hole.  At March 31, 2007, the Partnership expensed $3,395,210 of exploratory dry hole costs related to these two wells.

During the second quarter of 2007, the Anderson 11-24h exploratory well in Nesson field in North Dakota was determined to be a dry hole.  The Partnership expensed $3,150,266 of exploratory dry hole costs related to this well in the second quarter of 2007.

During the third quarter of 2007, the Wagner 33-23 and Sirios 22-1 exploratory wells in the Wattenberg field in Colorado were determined to be economic dry holes, as the cost of extending the existing gas pipeline to bring the oil and natural gas produced by these wells to market was determined to be economically unfeasible, given the current market prices and estimated reserves for the two wells.  The Partnership expensed $1,577,101 of exploratory dry hole costs related to these wells in the third quarter of 2007.

Liquidity and Capital Resources

The Partnership had working capital of $8,802,215 and $2,026,810 at September 30, 2007 and December 31, 2006, respectively, which generally represents the receivables from oil and gas sales for the preceding three months offset by accounts payable from oil and gas activity.

The Partnership has completed its drilling activities as of September 30, 2007.  Operations are expected to be conducted with available funds and revenues generated from oil and gas production activities.  As such, the Partnership’s liquidity may be impacted by fluctuating oil and natural gas prices as noted in “Part 2 - Item 1A, Risk Factors.”

No additional financing needs are anticipated until such time as recompletions of the Codell formation in the Wattenberg Field wells are undertaken by the Partnership, which is expected to occur in 2011 or later.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Recent Accounting Pronouncements

See Note 2, Recent Accounting Standards, to the condensed financial statements.

Critical Accounting Polices and Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses.

The Partnership believes that its accounting policies for oil and gas property accounting, revenue recognition and use of estimates in testing for impairment of long-lived assets are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties.  There have been no significant changes to these policies or in the underlying accounting assumptions and estimates used in these critical accounting policies from those disclosed in the financial statements and accompanying notes contained in the Partnership's registration statement on Form 10/A for the fiscal year ended December 31, 2006, filed with the SEC on December 24, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market-Sensitive Instruments and Risk Management

The Partnership's primary market risk exposure is commodity price risk.  This exposure is discussed in detail below:

Commodity Price Risk

The Managing General Partner utilizes commodity-based derivative instruments to manage a portion of the Partnership's exposure to price risk from its oil and natural gas production.  These derivatives are held in the name of the Managing General Partner for the benefit of the Partnership.  These arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Partnership receives for the volume to which the derivative contracts relate.  As a result, while these arrangements are structured to reduce the Partnership’s exposure to changes in price associated with the derivative commodity, they also limit the benefit the Partnership might otherwise have received from price changes associated with the derivative commodity.  The Managing General Partner’s policy of prohibiting the use of natural gas futures and option contracts for speculative purposes is also applied to the Partnership.

As of September 30, 2007, the Partnership recorded a gain of $543,740 related to oil and gas price risk management and had outstanding short-term derivative receivable of $540,465 and a long-term derivative receivable of $47,582.  The following table summarizes the Partnership’s share of open derivative positions as of September 30, 2007:

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Open Derivative Contracts
		Quantity	Weighted	Fair
		Gas-	Average	Market
Commodity	Type	MMbtu (1)	Price	Value

Partnership's share of positions as of September 30, 2007
Natural Gas	Floors	1,021,893	$ 5.38	$ 695,279
Natural Gas	Ceilings	841,528	$ 10.21	$ (107,232)
Due From Managing General Partner - Derivatives, Total				$ 588,047

Partership's share of positions maturing within 12 months following September 30, 2007
Natural Gas	Floors	932,272	$ 5.37	$ 623,173
Natural Gas	Ceilings	752,008	$ 10.19	$ (82,708)
Due From Managing General Partner - Derivatives, Short-term				$ 540,465

(1) MMBtu - one million British thermal units. One British thermal unit is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

At September 30, 2007, the maximum term for the derivative positions listed above is 13 months.

Derivative arrangements are entered into by the Managing General Partner on behalf of the Partnership and are reported on the Partnership’s balance sheet at fair value as a net short-term or long-term receivable or payable due from or payable to the Managing General Partner.  Changes in the fair value of the Partnership’s share of derivatives are recorded in the statement of operations.  As of December 31, 2006, the Partnership had outstanding short-term derivative and long-term derivative receivables of $1,549 and $1,472, respectively.

Disclosure of Limitations

The Partnership's ultimate realized gain or loss with respect to commodity price fluctuations depends on the future exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

Item 4. Controls and Procedures

The Partnership has no direct management or officers.  The management, officers and other employees that provide services on behalf of the Partnership are employed by the Managing General Partner.

As of September 30, 2007, the Partnership was not required to report on the effectiveness of its internal control over financial reporting and is not required to report on the effectiveness of internal control over financial reporting until December 31, 2007; however, the Partnership's Managing General Partner is required to assess the effectiveness of its internal control over financial reporting.  As discussed in the Manager General Partner's Annual Report on Form 10-K for the year ended for December 31, 2006, filed with the Securities and Exchange Commission on May 23, 2007, the Managing General Partner did not maintain effective controls as of December 31, 2006, over:

•	the timely reconciliation, review and adjustment of significant balance sheet accounts, specifically distribution liability,

•	the proper identification of all derivative contracts related to oil and gas sales to ensure the fair value determination of certain derivatives, and

•
the review procedures for oil and gas properties to ensure that the calculations of depreciation and depletion were performed accurately and that capitalization of costs was performed in accordance with the applicable authoritative accounting guidance.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

If the Managing General Partner does not remediate these identified material weaknesses on or before December 31, 2007, the Partnership may also conclude that its internal control over financial reporting is not effective with regard to these same controls and that there is a reasonable possibility that a material misstatement in its annual or interim financial statements will not be prevented or detected on a timely basis.

As reported in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, the Managing General Partner has made the following changes during 2007 in its internal control over financial reporting that it believes have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting:

•	reinforced reconciliation procedures to ensure the timely reconciliation, review and adjustments to significant balance sheet and income statement accounts,

•	developed and approved extensive policies and procedures concerning the controls over financial reporting for derivatives, and

•	provided additional training regarding derivatives for key personnel.

The Managing General Partner continues to evaluate the ongoing effectiveness and sustainability of these changes in internal control over financial reporting, and, as a result of the ongoing evaluation, may identify additional changes to improve internal control over financial reporting.  For additional information regarding the material weaknesses of the Managing General Partner, please refer to its Annual Report on Form 10-K for the year ended December 31, 2006 as referenced above.

Because of the Managing General Partner's material weaknesses, the Partnership performed additional procedures to ensure that its financial statements as of and for the three and nine months ended September 30, 2007, were fairly presented in all material respects in accordance with generally accepted accounting principles.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 6, Commitments and Contingencies, to the Financial Statements.

Item 1A. Risk Factors

The Partnership's business has many risks.  Factors that could materially adversely affect its business, financial condition, operating results and liquidity  are described Item 1A, Risk Factors, of the Partnership's amended report on Form 10/A for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on December 24, 2007.  This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.  There have been no material changes from the risk factors previously disclosed in the Partnership's 2006 Form 10/A, except for the following:

The Partnership may retain Partnership revenues or borrow funds if needed for Partnership operations to fully develop the Partnership's wells; if full development of the Partnership's wells proves commercially unsuccessful, an investor might anticipate a reduction in cash distributions.

  The Partnership utilized substantially all of the capital raised in the offering for the drilling and completion of wells.   If the Partnership requires additional capital in the future, it will have to either retain Partnership revenues or borrow the funds necessary for these purposes.  Retaining Partnership revenues and/or the repayment of borrowed funds will result in a reduction of cash distributions to the investors.  Additionally, in the future, PDC may wish to rework or recomplete Partnership wells; however, PDC has not held money from the initial investment for that future work.  Future development of the Partnership's wells may prove commercially unsuccessful and the further-developed Partnership wells may not generate sufficient funds from production to increase distributions to the investors to cover revenues retained or to repay financial obligations of the Partnership for borrowed funds plus interest.  If future development of the Partnership's wells is not commercially successful, whether using funds retained from production revenues or borrowed funds, these operations could result in a reduction of cash distributions to the Investor Partners of the Partnership.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Reductions in prices of oil and natural gas reduce the profitability of the Partnership's production operations and could result in reduced cash distributions to the investors.

Global economic conditions, political conditions, and energy conservation have created unstable prices.  Revenues of the Partnership are directly related to natural gas and oil prices.  The prices for domestic natural gas and oil production have varied substantially over time and by location and are likely to remain extremely unstable.  Revenue from the sale of oil and natural gas increases when prices for these commodities increase and declines when prices decrease.  These price changes can occur rapidly and are not predictable and are not within the control of the Partnership.  A decline in natural gas and/or oil prices would result in lower revenues for the Partnership and a reduction of cash distributions to the partners of the Partnership.  Further, reductions in prices of oil and natural gas may result in shut-ins thereby resulting in lower production, revenues and cash distributions. For instance, due to the downward trend of Colorado natural gas selling prices in the third quarter 2007, the Managing General Partner decided to shut-in 18 of the Partnership’s wells located in the Piceance Basin for a period of approximately four weeks, beginning on October 1, 2007.  As the Colorado selling prices for natural gas began to rise during the month of October, the Managing General Partner restarted production in phases between November 1, 2007 and November 5, 2007 for all 18 of the wells that were shut-in.  While the duration of this shut-in did not have a significant impact, longer shut-in durations could result in significant reductions in production, revenues and cash distributions.

The additional general partners will be individually liable for Partnership obligations and liabilities that arose prior to conversion to limited partners (which occurred after the drilling completion operations were finished) that are beyond the amount of their subscriptions, Partnership assets, and the assets of the Managing General Partner.

Under West Virginia law, the state in which the Partnership has organized, general partners of a limited partnership have unlimited liability with respect to the Partnership.  Therefore, the additional general partners of the Partnership were liable individually and as a group for all obligations and liabilities of creditors and claimants, whether arising out of contract or tort, in the conduct of the Partnership's operations until such time as the additional general partners converted to limited partners.  Upon completion of the drilling phase of the Partnership's wells, all additional general partners units were converted into units of limited partner interests and thereafter became limited partners of the Partnership. Irrespective of conversion, the additional general partners will remain fully liable for obligations and liabilities that arose prior to conversion.  Investors as additional general partners may be liable for amounts in excess of their subscriptions, the assets of the Partnership, including insurance coverage, and the assets of the Managing General Partner.

As of December 31, 2006, the Managing General Partner identified material weaknesses in its internal control over financial reporting, and because the Partnership relies on the Managing General Partner for its financial reporting, if certain of these material weaknesses are not remediated on or before December 31, 2007, the Partnership may determine that its internal controls over financial reporting are not effective and result in a reasonable possibility that a material misstatement in its annual or interim financial statements will not be prevented or detected on a timely basis.

The Partnership is not required to report on the effectiveness of its internal control over financial reporting until December 31, 2007; however, the Partnership's Managing General Partner is required to assess the effectiveness of its internal control over financial reporting.  As discussed in the Manager General Partner's Annual Report on Form 10-K for the year ended for December 31, 2006, filed with the Securities and Exchange Commission on May 23, 2007, the Managing General Partner did not maintain effective controls as of December 31, 2006, over:

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

•	the timely reconciliation, review and adjustment of significant balance sheet accounts, specifically distribution liability,

•	the proper identification of all derivative contracts related to oil and gas sales to ensure the fair value determination of certain derivatives, and

•
the review procedures for oil and gas properties to ensure that the calculations of depreciation and depletion were performed accurately and that capitalization of costs was performed in accordance with the applicable authoritative accounting guidance.

If the Managing General Partner does not remediate these identified material weaknesses on or before December 31, 2007, the Partnership may also conclude that its internal control over financial reporting is not effective with regard to these same controls and that there is a reasonable possibility that a material misstatement in its annual or interim financial statements will not be prevented or detected on a timely basis.

As reported in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, the Managing General Partner has made the following changes during 2007 in its internal control over financial reporting that it believes have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting:

•	reinforced reconciliation procedures to ensure the timely reconciliation, review and adjustments to significant balance sheet and income statement accounts,

•	developed and approved extensive policies and procedures concerning the controls over financial reporting for derivatives, and

•	provided additional training regarding derivatives for key personnel.

The Managing General Partner continues to evaluate the ongoing effectiveness and sustainability of these changes in internal control over financial reporting, and, as a result of the ongoing evaluation, may identify additional changes to improve internal control over financial reporting.  For additional information regarding the material weaknesses of the Managing General Partner, please refer to its Annual Report on Form 10-K for the year ended December 31, 2006 as referenced above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 6.                      Exhibits.

Exhibit No.	Description

10.1	Wellbore Assignment of Working Interest, Burke County, North Dakota, dated September 1, 2006, from Petroleum Development Corporation to the Partnership.

10.2	Wellbore Assignment of Working Interest, Dunn County, North Dakota, dated September 1, 2006, from Petroleum Development Corporation to the Partnership.

10.3	Wellbore Assignment of Working Interest, Garfield County, Colorado, dated September 1, 2006, from Petroleum Development Corporation to the Partnership.

10.4	Wellbore Assignment of Working Interest, Weld County, Colorado, dated September 1, 2006, from Petroleum Development Corporation to the Partnership.

31.1
Certification by Chief Executive Officer of Petroleum Development Corporation, the Managing General Partner of the Limited Partnership, pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Chief Financial Officer of Petroleum Development Corporation, the Managing General Partner of the Limited Partnership, pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certifications by Chief Executive Officer and Chief Financial Officer of Petroleum Development Corporation, the  Managing General Partner of the Limited Partnership, pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rockies Region 2006 Limited Partnership (Registrant) By its Managing General Partner, Petroleum Development Corporation

Date: February 8, 2008	/s/ Steven R. Williams Steven R. Williams Chief Executive Officer Petroleum Development Corporation

Date: February 8, 2008	/s/ Richard W. McCullough Richard W. McCullough Chief Financial Officer Petroleum Development Corporation