Form 10-Q
period 2008-03-31
Rockies Region 2006 Limited Partnership
filed 2008-05-15
CIK 1376912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

OR

{  } Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the transition period from               to

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
Yes [X]      No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]     No [X]

At May 12, 2008, the Partnership had 4,497 units outstanding.

ROCKIES REGION 2006 LIMITED PARTNERSHIP

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

ROCKIES REGION 2006 LIMITED PARTNERSHIP
Balance Sheets
(Unaudited)

	March 31,	December 31,
Assets	2008	2007*

Current assets:
Cash and cash equivalents	$160,676	$1,183,810
Accounts receivable oil and gas sales	8,772,460	8,524,415
Interest receivable	-	40,000

Total current assets	8,933,136	9,748,225

Oil and gas properties, successful efforts method	101,950,453	101,950,453
Less accumulated depreciation, depletion and amortization	(18,896,427)	(15,882,832)
Oil and gas properties, net	83,054,026	86,067,621

Total Assets	$91,987,162	$95,815,846

Liabilities and Partners' Equity

Current liabilities:
Production taxes payable	$572,131	$598,390
Due to Managing General Partner-derivatives	3,986,239	1,080,170
Due to Managing General Partner-other	2,511,680	2,977,786
Total current liabilities	7,070,050	4,656,346

Due to Managing General Partner-derivatives, long-term	665,847	-
Asset retirement obligations	785,345	775,652
Total liabilities	8,521,242	5,431,998

Partners' equity	83,465,920	90,383,848

Total Liabilities and Partners' Equity	$91,987,162	$95,815,846

*Audited
__________
*Derived from audited 2007 balance sheet.

See accompanying notes to financial statements.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
Statements of Operations
(Unaudited)

	Three months ended March 31,
	2008	2007
Revenues:
Oil and gas sales	$8,772,457	$4,204,666
Oil and gas price risk management, loss	(4,226,614)	(60,931)
Total Revenues	4,545,843	4,143,735

Operating costs and expenses:
Production and operating costs	1,589,254	740,263
Direct costs	220,447	21,421
Depreciation, depletion and amortization	3,013,595	2,021,542
Accretion of asset retirement obligations	9,693	8,451
Loss on impairment of oil and gas properties	-	1,135,208
Exploratory dry hole cost	-	3,395,210
Total operating costs and expenses	4,832,989	7,322,095

Loss from operations	(287,146)	(3,178,360)
Gain on sale of leasehold	120,000	-
Interest income - net	30,407	7,345

Net loss	$(136,740)	$(3,171,015)

Net loss allocated to Managing General Partner	$(50,594)	$(1,173,276)

Net loss allocated to Investor Partners	$(86,146)	$(1,997,739)

Net loss per Investor Partner unit	$(19)	$(444)

Investor Partner units outstanding	4,497	4,497

See accompanying notes to financial statements.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
Statements of Partners’ Equity
(Unaudited)

	Investor	General
	Partners	Partner	Total

Balance, December 31, 2006	$75,659,698	$36,652,593	$112,312,291

Net loss	(808,236)	(474,679)	(1,282,915)

Distributions to Partners	(13,006,686)	(7,638,842)	(20,645,528)

Balance, December 31, 2007	61,844,776	28,539,072	90,383,848

Net loss	(86,146)	(50,594)	(136,740)

Distributions to Partners	(4,239,078)	(2,542,110)	(6,781,188)

Balance, March 31, 2008	$57,519,552	$25,946,368	$83,465,920

See accompanying notes to financial statements.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(136,740)	$(3,171,015)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation, depletion and amortization	3,013,595	2,021,542
Accretion of asset retirement obligations	9,693	8,451
Unrealized loss on derivative transactions	3,915,456	60,932
Loss on impairment of oil and gas properties	-	1,135,208
Exploratory dry hole costs	-	3,395,210
Gain on sale of leaseholds	(120,000)	-
Changes in operating assets and liabilities:
Accounts receivable oil and gas sales	(248,045)	(4,204,666)
Interest receivable	40,000	-
Due to Managing General Partner - other	410,354	500,380
Production taxes payable	(26,259)	271,757
Net cash provided by operating activities	6,858,054	17,799

Cash flows from investing activities:
Capital expenditures for oil and gas properties	(1,100,000)
Net cash used in investing activities	(1,100,000)	-

Cash flows from financing activities:
Distributions to Partners	(6,781,188)	-
Net cash used in financing activities	(6,781,188)	-

Net increase in cash and cash equivalents	(1,023,134)	17,799
Cash and cash equivalents, beginning of period	1,183,810	1,154,594
Cash and cash equivalents, end of period	$160,676	$1,172,393

Supplemental disclosure of non-cash activity:
Asset retirement obligation, with corresponding increase to
oil and gas properties	$-	$295,023

See accompanying notes to financial statements.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

(1)         GENERAL

The Rockies Region 2006 Limited Partnership (the “Partnership”) was organized as a limited partnership on September 7, 2006, in accordance with the laws of the State of West Virginia for the purpose of engaging in the exploration and development of oil and gas properties and commenced business operations as of the date of organization.

Purchasers of partnership units subscribed to and fully paid for 47.25 units of limited partner interests and 4,449.78 units of additional general partner interests at $20,000 per unit.  Petroleum Development Corporation has been designated the Managing General Partner of the Partnership and has a 37% ownership in the Partnership. Generally, throughout the term of the Partnership, revenues, costs, and cash distributions are allocated 63% to the limited and additional general partners (collectively, the “Investor Partners”) which are shared pro rata based upon the amount of their investment in the Partnership and 37% to the Managing General Partner.

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

The accompanying interim financial statements have been prepared without audit in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, pursuant to certain rules and regulations, certain notes and other financial information included in the audited financial statements have been condensed or omitted.  In the Partnership’s opinion, the accompanying interim financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Partnership's financial position, results of operations and cash flows for the periods presented.  The interim results of operations and cash flows for the three months ended March 31, 2008 and 2007, are not necessarily indicative of the results to be expected for the full year or any other future period.

The balance sheet as of December 31, 2007, was derived from audited financial statements, but as indicated above, do not include all disclosures required by accounting principles generally accepted in the U.S.  The accompanying interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2007, as filed with the SEC on April 7, 2008.

(2)         RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

We adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements, effective January 1, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures related to fair value measurements. SFAS No. 157 applies broadly to financial and nonfinancial assets and liabilities that are measured at fair value under other authoritative accounting pronouncements, but does not expand the application of fair value accounting to any new circumstances.  In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position “FSP”, No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 by one year (to January 1, 2009) for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Nonfinancial assets and liabilities for which we have not applied the provisions of SFAS No. 157 include those initially measured at fair value, including our asset retirement obligations.  As of the adoption date, we have applied the provisions of SFAS No. 157 to our recurring measurements and the impact was not material to our underlying fair values and no amounts were recorded relative to the cumulative effect of a change in accounting.  We are currently evaluating the potential effect that the nonfinancial assets and liabilities provisions of SFAS No. 157 will have on our financial statements when adopted in 2009.  See Note 5 for further details on our fair value measurements.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits entities to choose to measure, at fair value, many financial instruments and certain other items that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The statement will be effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007.  As of March 31, 2008, we had not elected, nor do we intend, to measure additional financial assets and liabilities at fair value.

In April 2007, the FASB issued FSP No. 39-1, Amendment of FASB Interpretation No. 39 ("FIN No. 39-1'), to amend certain portions of Interpretation 39.  FIN No. 39-1 replaces the terms "conditional contracts" and "exchange contracts" in Interpretation 39 with the term "derivative instruments" as defined in Statement 133.  FIN No. 39-1 also amends Interpretation 39 to allow for the offsetting of fair value amounts for the right to reclaim cash collateral or receivable, or the obligation to return cash collateral or payable, arising from the same master netting arrangement as the derivative instruments.  FIN No. 39-1 applies to fiscal years beginning after November 15, 2007, with early adoption permitted.  The January 1, 2008 adoption of FSP FIN 39-1 had no impact on our financial statements.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement—An Amendments of ARB No. 51 ("SFAS No. 160").  SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity.  Additionally, SFAS No. 160 establishes reporting requirements that provide sufficient disclosures which clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008.  We do not expect the adoption of SFAS No. 160 to have a material effect on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities.  Enhanced disclosures are required to provide information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  As SFAS No. 161 is disclosure related, we do not expect its adoption to have a material impact on our financial statements.

(3)	TRANSACTIONS WITH MANAGING GENERAL PARTNER AND AFFILIATES

The Managing General Partner and its wholly-owned subsidiary, PDC Securities Incorporated, are reimbursed for certain Partnership operating expenses and receive fees for services as provided for in the Agreement.  As of March 31, 2008, and December 31, 2007, the Partnership owed the Managing General Partner $2,511,680 and $2,977,786, respectively.  As a result of derivative transactions executed by the Managing General Partner on behalf of the Partnership, there were also short term derivative payables of $3,986,239 and $1,080,170 and long-term derivative payables of $665,847 and $-0- at March 31, 2008 and December 31, 2007, respectively.  For additional information relating to derivative positions see Note 4.

Reimbursements and service fees paid by the Partnership to PDC or its affiliates for well operation fees were $166,773 and $-0- during the three month periods ended March 31, 2008 and 2007, respectively.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

In addition, as the operator of the Partnership’s wells, the Managing General Partner receives all  proceeds from the sale of oil and gas produced and pays for all costs incurred related to services, equipment and supplies from vendors for all well production and operating costs and other direct costs for the Partnership.  Net revenue from oil and gas operations is distributed monthly to all partners based on their share of costs and revenues.  The Managing General Partner received distributions of $2,542,111 and $-0- during the three ended March 31, 2008 and 2007, respectively.

As described above, the Managing General Partner utilizes commodity-based derivative instruments, entered into on behalf of the Partnership, to manage a portion of the Partnership’s exposure to price risk from oil and natural gas sales.  These instruments consist of Colorado Interstate Gas index “CIG” -based contracts for Colorado natural gas production and NYMEX – based swaps for our Colorado oil production. These derivative instruments have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Managing General Partner receives for the volume of oil and natural gas to which the derivative relates.

(4)         DERIVATIVE FINANCIAL INSTRUMENTS

We account for derivative financial instruments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended.  Our derivative instruments do not qualify for use of hedge accounting under the provisions of SFAS No. 133.  Accordingly, we recognize all derivative instruments as either assets or liabilities on our accompanying condensed consolidated balance sheets at fair value.  Changes in the derivatives' fair values are recorded on a net basis in our accompanying condensed consolidated statements of operations in oil and gas price risk management, net, for changes in derivative instruments related to our oil and gas sales and in sales from and cost of natural gas marketing activities for changes in derivative instruments related to our natural gas marketing activities.

We are exposed to the effect of market fluctuations in the prices of oil and natural gas as they relate to our oil and natural gas sales.  Price risk represents the potential risk of loss from adverse changes in the market price of oil and natural gas commodities.  We employ established policies and procedures to manage the risks associated with these market fluctuations using commodity derivatives.  Our policy prohibits the use of oil and natural gas derivative instruments for speculative purposes.

Economic Hedging Strategies.  Our results of operations and operating cash flows are affected by changes in market prices for oil and natural gas.  To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments. As of March 31, 2008, our oil and natural gas derivative instruments were comprised of futures, swaps and collars.  These instruments generally consist of Colorado Interstate Gas Index ("CIG") -based contracts for Colorado production and NYMEX-based swaps and collars for our Colorado oil production.

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

We purchase puts and set collars and fixed-price swaps for our production to protect against price declines in future periods while retaining some of the benefits of price increases.

While these derivatives are structured to reduce our exposure to changes in price associated with the derivative commodity, they also limit the benefit we might otherwise have received from price changes in the physical market.  We believe our derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended although they are currently below market due to the continual rise in energy prices.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The following table summarizes our open derivative positions as of March 31, 2008.

Commodity	Type	Quantitiy Gas-Mbtu Oil-Barrels	Weighted Average Price	Total Contract Amount	Fair Value

Total Positions as of March 31, 2008
Natural Gas	Cash Settled Option Sales	4,143,512	$8.65	$35,845,580	$(1,273,071)
Natural Gas	Cash Settled Option Purchases	4,143,512	$6.95	$28,816,353	979,225
Natural Gas	Cash Settled Futures/Swaps Purchases	2,040,711	$7.13	$14,550,042	(2,674,189)
Oil	Cash Settled Futures/Swaps Purchases	106,450	$84.79	$9,026,217	(1,287,157)
Oil	Cash Settled Option Sales	66,418	$102.63	$6,816,121	(641,606)
Oil	Cash Settled Option Purchases	66,418	$70.00	$4,649,242	244,712
					$(4,652,086)

Positions maturing in 12 months following March 31, 2008
Natural Gas	Cash Settled Option Sales	2,753,171	$8.53	$23,474,936	(840,640)
Natural Gas	Cash Settled Option Purchases	2,753,171	$7.56	$20,821,894	326,159
Natural Gas	Cash Settled Futures/Swaps Purchases	2,040,711	$7.13	$14,550,042	(2,674,189)
Oil	Cash Settled Futures/Swaps Purchases	56,410	$84.48	$4,765,246	(797,571)
					$(3,986,241)

The Maximum term for the derivative contracts listed above is 35 months.

The following table identifies the changes in the fair value of commodity based derivatives as reflected in the statements of operations:

	Three months ended March 31,
	2008	2007	Change
Oil and gas price risk management
Realized loss:
Oil	$(182,219)	$-	$(182,219)
Gas	(128,939)	-	(128,939)
Total realized loss	(311,158)	-	(311,158)
Unrealized loss	(3,915,456)	(60,931)	(3,854,525)
Oil and gas price risk management loss, net	$(4,226,614)	$(60,931)	$(4,165,683)

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

(5)         FAIR VALUE MEASUREMENTS

As described above in Note 2, in September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  We adopted the provisions of SFAS No. 157 effective January 1, 2008.

Valuation hierarchy.  SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, giving the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3).  In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy.  The lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy.  Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability.  The three levels of inputs that may be used to measure fair value are defined as:

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 – Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in inactive markets, (iii) inputs other than quoted prices that are observable for the asset or liability and (iv) inputs that are derived from observable market data by correlation or other means.

Level 3 – Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability.  Instruments included in Level 3 consist of our commodity derivatives for CIG based natural gas swaps, oil swaps, and oil and natural gas options.

Determination of fair value.  We measure fair value based upon quoted market prices, where available.  Our valuation determination includes: (1) identification of the inputs to the fair value methodology through the review of counterparty statements and other supporting documentation, (2) determination of the validity of the source of the inputs, (3) corroboration of the original source of inputs through access to multiple quotes, if available, or other information and (4) monitoring changes in valuation methods and assumptions.  The methods described above may produce a fair value calculation that may not be indicative of future fair values.  Our valuation determination also gives consideration to our nonperformance risk on our own liabilities as well as the credit standing of our counterparties.  Furthermore, while we believe these valuation methods are appropriate and consistent with that used by other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.

SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy and requires a separate reconciliation of fair value measurements categorized as Level 3.  The following table presents, for each hierarchy level our assets and liabilities including both current and non-current portions, measured at fair value on a recurring basis as of March 31, 2008:

	Level 1	Level 2	Level 3	Total
Assets:
Commodity based derivatives	$-	$-	$-	$-
Liabilities:
Commodity based derivatives	-	-	4,652,086	4,652,086
Net fair value of commodity based derivatives	$-	$-	$4,652,086	$4,652,086

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The following table sets forth a reconciliation of our Level 3 fair value measurements:

Net Level 3
Derivatives
Balance at January 1, 2008	$(1,080,170)
Realized and unrealized losses	(4,226,614)
Purchases, sales, issuances
and settlements, net	654,698
Balance at March 31, 2008	$(4,652,086)

(6)           COMMITMENTS AND CONTINGENCIES

Litigation.  On May 29, 2007, Glen Droegemueller, individually and as representative plaintiff on behalf of all others similarly situated, filed a class action complaint against the Partnership’s Managing General Partner in the District Court, Weld County, Colorado alleging that the Managing General Partner underpaid royalties on gas produced from wells operated by the Managing General Partner in the State of Colorado (the "Droegemueller Action").  The plaintiff seeks declaratory relief and to recover an unspecified amount of compensation for underpayment of royalties paid by the Managing General Partner pursuant to leases.  The Managing General Partner moved the case to Federal Court on June 28, 2007, and on July 10, 2007, the Managing General Partner filed its answer and affirmative defenses.  A second similar Colorado class action suit was filed against the Managing General Partner in the U.S. District Court for the District of Colorado on December 3, 2007 by Ted Amsbaugh, et al.  January 28, 2008, the case was consolidated with the Droegemueller Action above.  On February 29, 2008, the court approved a 90 day stay in proceedings while parties pursue mediation of the matter.  Given the preliminary stage of this proceeding and the inherent uncertainty in litigation, the Managing General Partner is unable to predict the ultimate outcome of the suit at this time.

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

Derivative Contracts.  We would be exposed to oil and natural gas price fluctuations on underlying purchase and sale contracts should the counterparties to our derivative instruments not perform.  Nonperformance is not anticipated.  We have had no counterparty default losses.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements.  These forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected.  Among those risks, trends and uncertainties are our estimates of the sufficiency of our existing capital sources, our ability to raise additional capital to fund cash requirements for future operations, the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in successfully drilling productive wells and in prospect development and property acquisitions and in projecting future rates of production, the timing of development expenditures and drilling of wells, our ability to sell our produced natural gas and oil and the prices we receive for  production, our ability to comply with changes in federal, state, local, and other laws and regulations, including environmental policies, and the operating hazards attendant to the oil and gas business.  In particular, careful consideration should be given to cautionary statements made in this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2007, and our other SEC filings and public disclosures.  We undertake no duty to update or revise these forward-looking statements.

Management Overview

Net loss for the three months ended March 31, 2008, was $0.1 million compared to a net loss of $3.2 million for the same prior year period.  The primary reason for the loss during the first quarter of 2008 was a $4.2 million loss from oil and gas price risk management including $3.9 million of unrealized losses on derivatives.  Record high oil prices along with near all time highs for natural gas pricing at March 31, 2008 and increased volumes hedged was the reason for the significant unrealized loss.  See Oil and Gas Price Risk Management Loss, Net discussion below for a detailed discussion of realized and unrealized losses on oil and gas derivative activity.  The major offsetting factors which somewhat mitigated the non-cash unrealized derivative loss was the increase in production and significantly higher commodity prices.  The primary reason for the loss during the first quarter of 2007 was $4.5 million of costs associated with exploratory dry holes and impairment of oil and gas properties.

Oil and natural gas production increased by almost 332 MMcfe or approximately 53% during the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007, from 628 MMcfe from 32 producing wells to 960 MMcfe from 91 producing wells.  During this same time period, the average sales price per Mcfe increased by approximately 37% from $6.69 per Mcfe during the quarter ended March 31, 2007, to $9.14 per Mcfe during the quarter ended March 31, 2008.  See our oil and gas production table below under Results of Operations.  The combination of the increase in production and increased commodity prices, resulted in a 109% increase in oil and gas sales for the first quarter of 2008 compared to the first quarter of 2007.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

The following table presents significant operational information of the Partnership for the quarters ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007	Change	% Change

Number of Producing Wells	91	32	59	184%

Production:
Natural gas (Mcf)	683,884	273,331	410,553	150%
Oil (Bbl)	45,987	59,138	(13,151)	-22%
Natural gas equivalents (Mcfe)	959,806	628,159	331,647	53%

Average Selling Price:
Natural gas (per Mcf)	$7.11	$5.60	$1.51	27%
Oil (per Bbl)	$85.03	$45.22	$39.81	88%
Natural gas equivalents (per Mcfe)	$9.14	$6.69	$2.45	37%

Average Costs (per Mcfe):
Production and operating costs	$1.66	$1.18	$0.48	41%
Depreciation, depletion and amortization	$3.14	$3.22	$(0.08)	-2%

Revenues:
Oil Sales	$3,910,397	$2,674,358	$1,236,039	46%
Gas Sales	4,862,060	1,530,308	$3,331,752	218%
Oil and gas sales	8,772,457	$4,204,666	$4,567,791	109%
Oil and gas price risk management loss	(4,226,614)	(60,931)	(4,l165,683)	***
Total revenues	4,545,843	4,143,735	402,108	402,108

Costs and Expenses:
Production and operating costs	1,589,254	740,263	848,991	115%
Direct costs	220,447	21,421	199,026	***
Depreciation, depletion and amortization	3,013,595	2,021,542	992,053	49%
Accretion of asset retirement obligation	9,693	8,451	1,242	15%
Loss on impairment of oil and gas properties	-	1,135,208	(1,135,208)	-100%
Exploratory dry hole costs	-	3,395,210	(3,395,210)	-100%
Total costs and expenses	4,832,989	7,322,095	(2,489,106)	-34%

Loss from operations	(287,146)	(3,178,360)	2,891,214	-91%

Gain on sale of leasehold	120,000	-	120,000
Interest income - net	30,407	7,345	23,062	***

Net loss	$(136,739)	$(3,171,015)	$3,034,276	-96%

Unrealized loss on derivatives	$(3,915,456)	$(60,932)	$(3,854,524)

Cash distributions	$6,781,188	$-	$6,781,188

***>250%

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Oil and Gas Sales
Oil and gas sales increased by 109% or $4.6 million from $4.2 million for the quarter ended March 31, 2007 to $8.8 million for the quarter ended March 31, 2008.  The increase was 49% volume related due primarily to having more producing wells during 2008 compared to 2007.  The remaining 51% of the increase was attributable to record high oil prices and near record high gas prices during the first quarter of 2008.  Sequentially, production volumes continued to decline from the quarterly high of 1,606 MMcfe produced during the third quarter of 2007 and the mix of oil to gas production has stabilized at approximately 29% of total Mcfe produced compared to the much higher proportion of oil to gas realized during the early production quarters.  Accordingly, although oil prices are at record highs, oil sales represent only 45% of sales for the quarter ended March 31, 2008 compared to 64% of total sales a year ago.  Total production is expected to continue to decline with the mix of oil and gas remaining relatively constant.

Oil and Gas Pricing: Financial results depend upon many factors, particularly the price of oil and gas and our ability to market our production effectively.  Oil and gas prices have been among the most volatile of all commodity prices.  These price variations have a material impact on our financial results.  Oil and gas prices also vary by region and locality, depending upon the distance to markets, and the supply and demand relationships in that region or locality.  This can be especially true in the Rocky Mountain Region in which all of the partnership wells are located.  The combination of increased drilling activity and the lack of local markets could result in a local market oversupply situation from time to time.  Such a situation existed in the Rocky Mountain Region during 2007, with production exceeding the local market demand and pipeline capacity to non-local markets.  The result, beginning in the second quarter of 2007 and continuing through and into the fourth quarter of 2007, had been a decrease in the price of Rocky Mountain natural gas compared to the NYMEX price and other markets.  The expansion in January 2008 of the Rockies Express pipeline, or REX, resulted in a narrowing of the price difference.  Once the third phase of the expansion of the Rockies Express is completed in 2009, the pipeline capacity is expected to increase by 64% to 1.8 Bcf/per day of natural gas from the region.  Like most producers in the region, we rely on major interstate pipeline companies to construct these facilities to increase pipeline capacity, rendering the timing and availability of these facilities beyond our control.

The price we receive for a large portion of the natural gas produced in the Rocky Mountain Region is based on a market basket of prices, which may include some gas sold at the CIG, Index.  The CIG Index, and other indices for production delivered to other Rocky Mountain pipelines, has historically been less than the price received for natural gas produced in the eastern regions, which is NYMEX, based.

Oil and Gas Price Risk Management Loss, Net
The following table reflects the primary components of oil and gas price risk management:

	Three months ended March 31,
	2008	2007	Change
Oil and gas price risk management
Realized loss:
Oil	$(182,219)	$-	$(182,219)
Gas	(128,939)	-	(128,939)
Total realized loss	(311,158)	-	(311,158)
Unrealized loss	(3,915,456)	(60,931)	(3,854,525)
Oil and gas price risk management loss, net	$(4,226,614)	$(60,931)	$(4,165,683)

The Managing General Partner uses oil and natural gas commodity derivative instruments to manage price risk for itself as well as sponsored drilling partnerships including this Partnership.  As volumes produced change, the mix between the Partnership and the other participants will change.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The rapid increases during the first quarter of 2008 to record high oil prices and sharp increases in natural gas prices from December 31, 2007, to March 31, 2008, along with our increased use of derivative contracts and specifically more fixed price swaps caused the increase in realized and unrealized losses in oil and gas price risk management loss, net.  The $3.9 million in unrealized losses for the three months ended March 31, 2008, is the fair value of the derivative positions as of March 31, 2008, less the fair value as of December 31, 2007, and includes all open positions as of March 31, 2008, for the entire period from April 2008 until the expiration of the last position, which is December 2010.  The unrealized loss is a non-cash item in the first quarter of 2008 and there will be further gains or losses as prices increase or decrease until the positions are closed.  While the required accounting treatment for derivatives that do not qualify for hedge accounting treatment under SFAS No. 133 results in significant swings in value and resulting gains and losses for reporting purposes over the life of the derivatives, the combination of the settled derivative contracts and the revenue received from the oil and gas sales at delivery are expected to result in a more predictable cash flow stream than would the sales contracts without the associated derivatives.

Oil and Gas Derivative Activities.  Because of uncertainty surrounding natural gas and oil prices we have used various derivative instruments to manage some of the impact of fluctuations in prices.  Through December 2010, we have in place a series of floors, ceilings, collars and fixed price swaps on a portion of our natural gas and oil production.  Under the arrangements, if the applicable index rises above the ceiling price, we pay the counterparty; however, if the index drops below the floor, the counterparty pays us.

The following table sets forth our derivative positions in effect as of May 12, 2008, on our share of production by area.

		Floors		Ceilings		Swaps (Fixed Prices)
Month Set	Month	Net Monthly Quantity Gas-Mmbtus Oil-Bbls	Floor Price	Net Monthly Quantity Gas-Mmbtus Oil-Bbls	Ceiling Price	Net Monthly Quantity Gas-Mmbtus Oil-Bbls	Price
Gas - Colorado Interstate Gas (CIG) Based Derivatives (Piceance Basin)
Jan-08	Apr 08 - Oct 08					89,626	$6.54
Jan-08	Nov 08 - Mar 09	81,091	$6.50	81,091	$10.15
Jan-08	Apr 09 - Oct 09	81,091	$5.75	81,091	$8.75
Feb-08	Apr 08 - Oct 08					106,698	$7.27
Feb-08	Nov 08 - Mar 09	48,370	$7.00	48,370	$9.70
Feb-08	Nov 08 - Mar 09					48,370	$8.18
Mar-08	Apr 09 - Oct 09	79,668	$5.75	79,668	$9.05

Gas - Colorado Interstate Gas (CIG) Based Derivatives (Wattenberg Field)
Jan-08	Apr 08 - Oct 08					19,832	$6.54
Jan-08	Nov 08 - Mar 09	19,832	$6.50	19,832	$10.15
Jan-08	Apr 09 - Oct 09	19,832	$5.75	19,832	$8.75
Feb-08	Apr 08 - Oct 08					32,453	$7.27
Feb-08	Nov 08 - Mar 09	11,719	$7.00	11,719	$9.70
Feb-08	Nov 08 - Mar 09					11,719	$8.18
Mar-08	Apr 09 - Oct 09	18,029	$5.75	18,029	$9.05
Apr-08	Nov 08 - Mar 09					28,847	$7.76

Oil - Nymex Based (Wattenberg Field)
Oct-07	Apr 08 - Dec 08					4,448	$84.20
Jan-08	Jan 09 - Dec 09					2,767	$84.90
Jan-08	Jan 09 - Dec 09					2,767	$85.40
Jan-08	Jan 10 - Dec 10	2,767	$70.00	2,767	$102.25
Jan-08	Jan 10 - Dec 10	2,767	$70.00	2,767	$103.00
May-08	Jun 08 - Dec 08					1,947	$108.05

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The managing general partner uses oil and natural gas commodity derivative instruments to manage price risk for itself as well as the partnership.  The managing general partner sets these instruments for itself and the partnership jointly by area of operation.  As volumes produced change, the mix between PDC and the partnership will change.  The gross volumes in the above table reflect the total volumes hedged for the partnership by area of operation.  The above table reflects such revisions necessary to present our positions in effect as of March 31, 2008.

Costs and Expenses
Production and operating costs includes production taxes, transportation costs, and other direct well charges which generally tend to fluctuate with changes in oil and gas sales and per well operating fees paid to the Managing General Partner.  Accordingly, higher oil and gas prices caused production and operating cost per Mcfe to increase from $1.18 per Mcfe for the first quarter of 2007 to $1.66 per Mcfe during the current quarter.  Production and operating costs as a percentage of oil and gas sales have remained between 16% -19% in each of the last five quarters and were at 18% for both the quarter ended March 31, 2008 and the same quarter a year ago.

Depreciation, depletion and amortization results solely from the depletion and amortization of well equipment and lease costs and accordingly has increased in relative concert with the higher level of production.   The average cost per Mcfe as $3.14 for the quarter ended March 31, 2008 compared to $3.22 per Mcfe for the same quarter a year ago, a change of only 2%.

Direct costs were abnormally low during the first two quarters of 2007 as the Partnership did not incur significant auditing costs until the third quarter of 2007.

The Partnership concluded its drilling activities in 2007 and accordingly will not incur exploration costs beyond 2007, nor did the Partnership incur impairment charges during the first quarter of 2008.  During the quarter ended March 31, 2008 the Managing General Partner sold two Wattenberg wells.  Accordingly, the Partnership recognized a gain on the sale of leaseholds equal to the entire $120,000 proceeds.

Liquidity and Capital Resources
The Partnership had working capital of $1.9 million at March 31, 2008 compared to $5.1 million at December 31, 2007. Adjusting for the unrealized losses on derivative contracts expiring in less than twelve months the respective balances were $5.8 million and $6.2 million which generally represents the receivables from oil and gas sales for the preceding three months offset by corresponding production taxes payable and accrued expenses for the same period.

As the Partnership has completed its drilling activities as of December 31, 2007, the Partnership’s operations are expected to be conducted with available funds and revenues generated from oil and gas production activities.  Except for amounts that were due to the Managing General Partner as of December 31, 2007 and paid during the first quarter of 2008 no additional funds will be used at this time for drilling activities.  As such, the Partnership’s liquidity will be impacted by, among other factors, fluctuating oil and   gas prices.  The Partnership initiated monthly cash distributions to investors in May 2007 and has distributed $27.4 million of operating cash flows through March 31, 2008.

Changes in market prices for oil and gas directly affect the level of our cash flow from operations.  While a decline in oil and natural gas prices would affect the amount of cash flow that would be generated from operations, we had oil and natural gas hedges in place, as of March 31, 2008, covering 30% of our expected oil production and 91% of our expected natural gas production for the remainder of 2008, thereby providing price certainty for a substantial portion of our 2008 cash flow.  Our current hedging positions could change based on changes in oil and natural gas futures markets, the view of underlying oil and natural gas supply and demand trends and changes in volumes produced.  Our oil and natural gas hedges as of March 31, 2008, are detailed in “Note 4 – Derivative Financial Instruments” in the notes to the financial statements of this report.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Information related to the oil and gas reserves of the Partnership’s wells is discussed in detail in the partnership 2007 Form 10-K “Note 7 – Supplemental Reserve Information and Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves (Unaudited)

No bank borrowings are anticipated until such time as recompletions of the Codell formation in the Wattenberg Field wells are undertaken by the Partnership, which is expected to occur in 2011 or later.

Contractual Obligations and Contingent Commitments

The table below sets forth the Partnership's contractual obligations and contingent commitments as of March 31, 2008.

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Derivative obligations	$4,652,086	$3,986,239	$665,847	$-	$-
Asset Retirement Obligations	785,345	-	-	-	785,345
Total	$5,437,431	$3,986,239	$665,847	$-	$785,345

Commitments and Contingencies

See Note 6, Commitments and Contingencies, to the accompanying financial statements.

Recent Accounting Standards

See Note 2, Recent Accounting Standards, to the accompanying financial statements.

Critical Accounting Polices and Estimates

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the U.S. requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses.

We believe that our accounting policies for revenue recognition, derivatives instruments, oil and gas properties, and asset retirement obligations are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties.  There have been no significant changes to these policies or in the underlying accounting assumptions and estimates used in these critical accounting policies from those disclosed in the consolidated financial statements and accompanying notes contained in our annual report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on April 7, 2008.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership's primary market risk exposure is commodity price risk.  This exposure is discussed in detail below:

See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Critical Accounting Policies and Estimates-Accounting for Derivatives Contracts at Fair Value, of our 2007 Form 10-K for further discussion of the accounting for derivative contracts.

Commodity Price Risk

The Partnership is exposed to the effect of market fluctuations in the prices of oil and gas as they relate to our oil and gas sales.  Price risk represents the potential risk of loss from adverse changes in the market price of oil and gas commodities. We employ established policies and procedures to manage the risks associated with these market fluctuations using commodity derivatives.  Our policy prohibits the use of oil and gas derivative instruments for speculative purposes.

Derivative arrangements are entered into by the Managing General Partner on behalf of the Partnership and are reported on the Partnership’s balance sheet at fair value as a net short-term or long-term receivable or payable due from or payable to the Managing General Partner.  Changes in the fair value of the Partnership’s share of derivatives are recorded in the statement of operations.

Validation of a contract’s fair value is performed by the Managing General Partner, and while it uses common industry practices to develop our valuation techniques, changes in our pricing methodologies or the underlying assumptions could result in significantly different fair values.

Economic Hedging Strategies

The results of the Partnership’s operations and operating cash flows are affected by changes in market prices for oil and gas. To mitigate a portion of the exposure to adverse market changes, the Managing General Partner has entered into various derivative instruments on behalf of the Partnership.  As of March 31, 2008, our oil and gas derivative instruments were comprised of futures, swaps and collars.  These instruments generally consist of CIG-based contracts for Colorado gas production and NYMEX-based swaps and collars for our Colorado oil production.

•
For swap instruments, we receive a fixed price for the derivative contracts and pay a floating market price to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.

•
Collars contain a fixed floor price (put) and ceiling price (call). If the market price exceeds the fixed call strike price receive the market price from the purchaser and pay the difference between the call strike price and market price to the counterparty.  If the market price falls below the fixed put strike price, we receive the market price from the purchaser and receive the difference between the put strike price and market price from the counterparty.  If the market price is between the call and the put strike price, no payments are due from either party.

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

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The following table presents monthly average NYMEX and CIG closing prices for oil and natural gas for the three months ended March 31, 2008, and the year ended December 31, 2007, as well as average sales prices we realized for the respective commodity.

	Three Months	Year
	Ended	Ended
	March 31, 2008	December 31, 2007

Average Index Closing Prices
Oil (per Barrel)
NYMEX	$93.69	$69.79

Natural Gas (per MMbtu)
NYMEX	8.03	6.89
CIG	6.96	3.97

Average Sale Price
Oil	85.03	58.55
Natural Gas	7.11	4.63

Based on a sensitivity analysis as of March 31, 2008, it was estimated that a 10% increase in oil and gas prices over the entire period for which we have derivatives currently in place would have resulted in an increase in unrealized losses of $330,000 and a 10% decrease in oil and gas prices would have resulted in a decrease in unrealized losses of $330,000.

See “Note 3 - Transactions with Managing General Partner and Affiliates” and “Note 4 – Derivative Financial Instruments” in the notes to the financial statements included in this report for additional disclosure regarding derivative instruments including, but not limited to, a summary of the open derivative option and purchase and sales contracts as of March 31, 2008.

Disclosure of Limitations

Because the information above included only those exposures that exist at March 31, 2008, it does not consider those exposures or positions which could arise after that date.  As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations depends on the future exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

Item 4.  Controls and Procedures

The Partnership has no direct management or officers.  The management, officers and other employees that provide services on behalf of the Partnership are employed by the Managing General Partner.

As of December 31, 2007, the Partnership was not required to report on the effectiveness of its internal control over financial reporting and is not required to report on the effectiveness of internal control over financial reporting until December 31, 2008; however, the Partnership's Managing General Partner is required to assess the effectiveness of its internal control over financial reporting.  As discussed in the Manager General Partner's 2007 on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2008, the Managing General Partner did not maintain effective controls as of December 31, 2007 did not maintain effective controls as of December 31, 2007, over the (1) completeness, accuracy, validity and restricted access of certain key financial statement spreadsheets that support all significant balance sheet and income statement accounts and (2) policies and procedures, or personnel with sufficient technical expertise to record derivative activities in accordance with generally accepted accounting principles.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

If the Managing General Partner does not remediate these identified material weaknesses on or before March 31, 2008, the Partnership may also conclude that its internal control over financial reporting is not effective with regard to these same controls and that there is a reasonable possibility that a material misstatement in its annual or interim financial statements will not be prevented or detected on a timely basis.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, the Managing General Partner carried out an evaluation, under the supervision and with the participation of the Managing General Partner management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(e) and 15d-15(e).  This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussion regarding required financial disclosure.

Based on results of this evaluation, the Managing General Partner, the Chief Executive Officer and the Chief Financial Officer concluded that as a result of the material weaknesses cited above, our disclosure controls and procedures were not effective as of March 31, 2008, to ensure that the information required to be disclosed by the Partnership in the reports that is files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that the information is accumulated and communicated to the MGP’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to all timely decisions regarding required disclosure, due to the existence of material weaknesses described in Management’s Report on Internal Control Over Financial Reporting included in Item 9A of the Form 10-K annual report of the MGP for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 20, 2005.

Changes in Internal Control over Financial Reporting

During the first quarter of 2008, the Managing General Partner made the following changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting:

•
During the first quarter of 2008, the Managing General Partner implemented the general ledger, accounts receivable, and joint interest billing modules as part of our new broader financial reporting system.  The Managing General Partner plans to implement additional new modules in 2008 to support the remaining processes and operations.  We believe the phased-in approach we are taking reduces the risks associated with the implementation. The Managing General Partner has taken the necessary steps to monitor and maintain appropriate internal controls during this period of change.  These steps include providing training related to business process changes and the financial reporting system software to individuals using the financial reporting system to carry out their job responsibilities as well as those who rely on the financial information.  The Managing General Partner anticipates that the implementation of the financial reporting system will strengthen the overall systems of internal controls due to enhanced automation and integration of related processes.  The Managing General Partner is modifying the design and documentation of internal control process and procedures relating to the new system to supplement and complement existing internal controls over financial reporting.   The system changes were undertaken to integrate systems and consolidate information, and were not undertaken in response to any actual or perceived deficiencies in our internal control over financial reporting.  Testing of the controls related to these new systems is ongoing and is included in the scope of our assessment of our internal control over financial reporting for 2008.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The Managing General Partner continues to evaluate the ongoing effectiveness and sustainability of these changes in internal control over financial reporting, and, as a result of the ongoing evaluation, may identify additional changes to improve internal control over financial reporting.  For additional information regarding the material weaknesses of the Managing General Partner, please refer to its Annual Report on Form 10-K for the year ended December 31, 2007 as referenced above.

Because of the Managing General Partner's material weaknesses, the Partnership performed additional procedures to ensure that its financial statements as of and for the three months ended March 31, 2008 and 2007, were fairly presented in all material respects in accordance with generally accepted accounting principles.  External consultants have been retained by PDC specifically for the purpose of performing additional substantive tests and analytical review procedures on behalf of the Partnership so as to ensure that the Partnership financial statements for the year ended March 31, 2008, were fairly presented in all material respects in accordance with generally accepted accounting principles.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

Information regarding our legal proceedings can be found in Note 7, Commitments and Contingencies, to our accompanying financial statements included in this report.

Item 1A.    Risk Factors

The Partnership's faces many risks.  Factors that could materially adversely affect its business, financial condition, operating results and liquidity  are described Item 1A, Risk Factors, of the Partnership's amended report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on Arpil 7, 2008.  This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.  There have been no material changes from the risk factors previously disclosed in the Partnership's 2007 Form 10-K except the addition of third paragraph to the following risk factor.

We are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of doing business.

Our exploration, development and production are regulated extensively at the federal, state and local levels. Environmental and other governmental laws and regulations have increased the costs to plan, design, drill, install, operate and abandon natural gas and oil wells.  Under these laws and regulations, we could also be liable for personal injuries, property damage and other damages.  Failure to comply with these laws and regulations may result in the suspension or termination of operations and subject us to administrative, civil and criminal penalties.  Moreover, public interest in environmental protection has increased in recent years, and environmental organizations have opposed, with some success, certain drilling projects.

Part of the regulatory environment includes federal requirements for obtaining environmental assessments, environmental impact studies and/or plans of development before commencing exploration and production activities.  In addition, our activities are subject to the regulation by natural gas and oil-producing states of conservation practices and protection of correlative rights.  These regulations affect our operations, increase the cost of exploration and production and limit the quantity of natural gas and oil that can be produced and sold.  A major risk inherent in our drilling plans is the need to obtain drilling permits from state and local authorities.  Delays in obtaining regulatory approvals, drilling permits, the failure to obtain a drilling permit for a well or the receipt of a permit with unreasonable conditions or costs could have a material adverse effect on our ability to explore on or develop our properties.  Additionally, the natural gas and oil regulatory environment could change in ways that might substantially increase our financial and managerial costs to comply with the requirements of these laws and regulations and, consequently, adversely affect our profitability.  Furthermore, these additional costs may put us at a competitive disadvantage compared to larger companies in the industry which can spread such additional costs over a greater number of wells and larger operating staff.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Illustrative of these risks, are regulations currently proposed by the State of Colorado which target the oil and gas industry.  These multi-faceted proposed regulations significantly enhance requirements regarding oil and gas permitting, environmental requirements, and wildlife protection.  The wildlife protection requirements, in particular, could require an intensive wildlife survey prior to any drilling, and may further entirely prohibit drilling for extended periods during certain wildlife breeding seasons.  Many landowners and energy companies are strenuously opposing these proposed regulatory changes, and it is impossible at this time to assess the form of the final regulations or the cost to our company.  Significant permitting delays and increased costs could result from any final regulations.

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

32.1
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

Rockies Region 2006 Limited Partnership (Registrant) By its Managing General Partner, Petroleum Development Corporation

Date: May 15, 2008	/s/ Steven R. Williams Steven R. Williams Chief Executive Officer Petroleum Development Corporation

Date: May 15, 2008	/s/ Richard W. McCullough Richard W. McCullough President and Chief Financial Officer Petroleum Development Corporation