Form 10-Q/A
period 2007-09-30
Rockies Region 2006 Limited Partnership
filed 2008-05-21
CIK 1376912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q/A
Amendment No. 1 to Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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

ROCKIES REGION 2006 LIMITED PARTNERSHIP

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Rockies Region 2006 Limited Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on February 8, 2008 (the “Original Filing”) is to add additional disclosures in Item 4 – Controls and Procedures, in response to comments received from the staff of the Securities and Exchange Commission.

In connection with the filing of the Form 10-Q/A, the Company is including currently dated certifications.  Except as described above, no other amendments are being made to the Company’s Form 10Q.  This Form 10-Q/A does not reflect events occurring after the filing of the Company’s Form 10-Q or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

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

See accompanying notes to condensed financial statements

ROCKIES REGION 2006 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2007

(1)         GENERAL

The Rockies Region 2006 Limited Partnership (the "Partnership") was organized as a limited partnership on September 7, 2006, in accordance with the laws of the State of West Virginia for the purpose of engaging in the exploration and development of oil and gas properties and commenced business operations as of the date of organization.

Purchasers of partnership units subscribed to and fully paid for 47.25 units of limited partner interests and 4,449.77635 units of additional general partner interests at $20,000 per unit.  Petroleum Development Corporation has been designated the Managing General Partner of the Partnership and has a 37% ownership in the Partnership. Generally, throughout the term of the Partnership, revenues, costs, and cash distributions are allocated 63% to the limited and additional general partners (collectively, the "Investor Partners") which are shared pro rata based upon the amount of their investment in the Partnership and 37% to the Managing General Partner.

Upon completion of the drilling phase of the Partnership's wells, all additional general partners units were converted into units of limited partner interests and thereupon became limited partners of the Partnership.

In accordance with the terms of the Limited Partnership Agreement (the "Agreement"), the Managing General Partner manages all activities of the Partnership and acts as the intermediary for substantially all Partnership transactions.

The accompanying interim condensed financial statements have been prepared without audit in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC").  Accordingly, pursuant to certain rules and regulations, certain notes and other financial information included in the audited financial statements have been condensed or omitted.  In the Partnership's opinion, the accompanying interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Partnership's financial position, results of operations and cash flows for the periods presented.  The interim results of operations and cash flows for the three and nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year or any other future period.

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

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities."  SFAS No. 159 permits entities to choose to measure, at fair value, many financial instruments and certain other items that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The statement will be effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007.  The Partnership has not completed evaluating the impact the provisions of SFAS No. 159, will have, if any, on its financial statements when adopted in 2008.

Recently Implemented Accounting Standards

In June 2006, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force ("EITF") No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)."  EITF 06-3 addresses the income statement presentation of any tax collected from customers and remitted to a government authority and concludes that the presentation of taxes on either a gross basis or a net basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board ("APB") No. 22, Disclosures of Accounting Policies.  For taxes that are reported on a gross basis (included in revenues and costs), EITF 06-3 requires disclosure of the amounts of those taxes in interim and annual financial statements, if those amounts are significant.  EITF 06-3 became effective for interim and annual reporting periods beginning after December 15, 2006.  The adoption of EITF 06-3, effective January 1, 2007, did not have a significant impact on the accompanying financial statements.  The Partnership’s existing accounting policy, which was not changed upon the adoption of EITF 06-3, is to present taxes within the scope of EITF 06-3 on a net basis.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The provisions of FIN 48 did not have a material impact on the Partnership's financial statements.

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

__________
(1)
Consists of organization and offering costs, including costs of organizing and selling the offering (including total underwriting and brokerage discounts and commissions), expenses for printing, mailing, salaries of employees while engaged in sales activity, charges of transfer agents, registrars, trustees, escrow holders, depositories, engineers and other experts, expenses of qualification of the sale of the securities under federal and state law, including accountants' and attorneys' fees and other front end fees.

In addition, as the operator of the Partnership's wells, the Managing General Partner receives all  proceeds from the sale of oil and gas produced and pays for all costs incurred related to services, equipment and supplies from vendors for all well production and operating costs and other direct costs for the Partnership.  Net revenue from oil and gas operations is distributed monthly to all partners based on their share of costs and revenues.  The Managing General Partner received distributions of $3,284,507 and $4,858,862 during the three and nine months ended September 30, 2007, respectively.

As described above, the Managing General Partner utilizes commodity-based derivative instruments, entered into on behalf of the Partnership, to manage a portion of the Partnership's exposure to price risk from oil and natural gas sales.  These instruments consist of CIG (Colorado Interstate Gas) index-based contracts traded by JP Morgan for Colorado natural gas production. These derivative instruments have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Managing General Partner receives for the volume of oil and natural gas to which the derivative relates.

The fair value of the Partnership's share of commodity based derivatives was $588,047 at September 30, 2007.  The Partnership recognized in the statement of income realized and unrealized gains on commodity based derivatives of $543,740 for the nine months ended September 30, 2007.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The following table summarizes the Partnership's share of open derivative positions as of September 30, 2007.

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

(6)           COMMITMENTS AND CONTINGENCIES

On May 29, 2007, Glen Droegemueller, individually and as representative plaintiff on behalf of all others similarly situated, filed a class action complaint against the Partnership's Managing General Partner in the District Court, Weld County, Colorado alleging that the Managing General Partner underpaid royalties on natural gas produced from wells operated by the Managing General Partner in the State of Colorado (the "Droegemueller Action").  The plaintiff seeks declaratory relief and to recover an unspecified amount of compensation for underpayment of royalties paid by the Managing General Partner pursuant to leases.  The Managing General Partner moved the case to Federal Court on June 28, 2007, and on July 10, 2007, the Managing General Partner filed its answer and affirmative defenses.  Given the preliminary stage of this proceeding and the inherent uncertainty in litigation, the Managing General Partner is unable to predict the ultimate outcome of this suit at this time.

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

Although at this time the Partnership has not been named as a party in either of these suits, the Managing General Partner believes that the Partnership's 64 wells in the Wattenberg field will be subject to these lawsuits.  Although the outcome of these suits cannot be known with certainty, the Partnership believes that it has adequate accrued reserves and that the ultimate outcome of the proceedings will not have a material adverse impact on the Partnership's financial position or results of operations.

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

Due to the downward trend of Colorado natural gas selling prices in the third quarter of 2007, the Managing General Partner decided to shut-in 11 of the Partnership's wells located in the Piceance Basin for a period of approximately four weeks, beginning on October 1, 2007.  As the Colorado selling prices for natural gas began to rise during the month of October, the Managing General Partner restarted production in phases between November 1, 2007 and November 5, 2007 for all 11 of these wells.

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

	Period from		Three Months	Nine Months
	September 7, 2006		Ended	Ended
	(date of inception) to		September 30,	September 30,
	September 30, 2006		2007	2007

Oil and gas sales	$-		$9,470,701	$23,580,164
Gas sales - Mcf	-		1,157,075	2,279,359
Average selling price/Mcf	$-		$3.91	$4.53
Oil sales - Bbl	-		74,864	238,675
Average selling price/Bbl	$-		$66.08	$55.55

Production and operating costs	$-		$1,799,505	$4,084,097
Production and operating costs/Mcfe	$-		$1.12	$1.10
Depreciation, depletion and amortization	$-		$4,853,220	$11,653,405
Loss on impairment of oil and gas properties	$-		$-	$2,445,617
Exploratory dry hole costs	$-		$1,577,101	$8,122,577

Net (loss) income	$(1,116,580)	(1)	$1,660,369	$(2,291,166)
Partnership cash distributions	$-		$8,877,047	$13,132,064

Oil and gas price risk management gain, net
Realized gain	$-		$46,083	$50,655
Unrealized gain	$-		$478,588	$493,085

________
(1) Primarily includes management fee of $1,349,108 and interest income of $232,642.

Definitions

•	Bbl – One barrel or 42 U.S. gallons liquid volume
•	Mcf – One thousand cubic feet
•	Mcfe – One thousand cubic feet of natural gas equivalents, based on a ratio of 6 Mcf for each barrel of oil, which reflects the relative energy content.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

Oil and gas sales

The tables below presents the Partnership's production, sales and the average prices received for each of the periods.

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

Oil and gas price risk management gain, net

The Partnership manages oil and gas price risks through the use of derivative instruments to provide protection on declining oil and natural gas prices.  In periods of rising oil and natural gas prices, the Partnership may record losses in its derivative transactions as fair values exceed contract prices related to the Partnership's oil and gas sales.  In periods of declining prices, the Partnership would record gains in its derivative transactions.  Transactions in derivative instruments resulted in an overall net gain for 2007. The net gains/losses are comprised of the change in fair value of derivatives positions related to the Partnership's oil and gas production for derivative contracts entered into by the Managing General Partner on behalf of the Partnership.  The Partnership records gains or losses from its derivative positions on the statement of operations as oil and gas price risk management gain (loss), net.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Loss on impairment of oil and gas properties

The Partnership recorded impairment losses of $2,445,617 for the nine months ended September 30, 2007 resulting from production activities in the Nesson field in North Dakota.

The Partnership recorded an impairment of oil and gas properties of $1,135,208 in the first quarter of 2007. Oil and gas properties located in the Nesson field in North Dakota were impaired.  The original cost of the oil and gas properties was $2,663,714 which was reduced by $173,821 in accumulated depreciation and depletion and $873,485 in previous impairment charges, resulting in a net book value of $1,616,408 at March 31, 2007.  Expected discounted future cash flows associated with the oil and gas properties in the Nesson field were $481,200 at March 31, 2007, resulting in an impairment charge of $1,135,208, as the fair value of the oil and gas properties exceeded the expected future cash flows.

The Partnership recorded an impairment of oil and gas properties of $1,310,409 in the second quarter of 2007.  Oil and gas properties located in the Nesson field in North Dakota were impaired.  The original cost of the oil and gas properties was $4,632,193 which was reduced by $302,091 in accumulated depreciation and depletion and $2,008,693 in previous impairment charges, resulting in a net book value of $2,321,409 at June 30, 2007.  Expected future cash flows associated with the oil and gas properties in the Nesson field was $1,011,000 at June 30, 2007, resulting in an impairment charge of $1,310,409 as the fair value of the oil and gas properties exceeded the expected future cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market-Sensitive Instruments and Risk Management

The Partnership's primary market risk exposure is commodity price risk.  This exposure is discussed in detail below:

Commodity Price Risk

The Managing General Partner utilizes commodity-based derivative instruments to manage a portion of the Partnership's exposure to price risk from its oil and natural gas production.  These derivatives are held in the name of the Managing General Partner for the benefit of the Partnership.  These arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Partnership receives for the volume to which the derivative contracts relate.  As a result, while these arrangements are structured to reduce the Partnership's exposure to changes in price associated with the derivative commodity, they also limit the benefit the Partnership might otherwise have received from price changes associated with the derivative commodity.  The Managing General Partner's policy of prohibiting the use of natural gas futures and option contracts for speculative purposes is also applied to the Partnership.

As of September 30, 2007, the Partnership recorded a gain of $543,740 related to oil and gas price risk management and had outstanding short-term derivative receivable of $540,465 and a long-term derivative receivable of $47,582.  The following table summarizes the Partnership's share of open derivative positions as of September 30, 2007:

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

Derivative arrangements are entered into by the Managing General Partner on behalf of the Partnership and are reported on the Partnership's balance sheet at fair value as a net short-term or long-term receivable or payable due from or payable to the Managing General Partner.  Changes in the fair value of the Partnership's share of derivatives are recorded in the statement of operations.  As of December 31, 2006, the Partnership had outstanding short-term derivative and long-term derivative receivables of $1,549 and $1,472, respectively.

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

As of September 30, 2007, the Managing General Partner on behalf of the Partnership carried out an evaluation, under the supervision and with the participation of the Managing General Partner 's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as defined in Securities Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Managing General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were not effective as of September 30, 2007, to ensure that the information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that the information is accumulated and communicated to the Managing General Partner's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to all timely decisions regarding required disclosure, due to the existence of material weaknesses described in Management’s Report on Internal Control Over Financial Reporting included in Item 9A of the Form 10-K annual report of the Managing General Partner for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on May 23, 2007.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

As of September 30, 2007, the Partnership was not required to report on the effectiveness of its internal control over financial reporting and is not required to report on the effectiveness of internal control over financial reporting until December 31, 2007; however, the Partnership's Managing General Partner is required to assess the effectiveness of its internal control over financial reporting.  As discussed in the Managing General Partner's Annual Report on Form 10-K for the year ended for December 31, 2006, filed with the Securities and Exchange Commission on May 23, 2007, the Managing General Partner did not maintain effective controls as of December 31, 2006, over:

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

PART II - OTHER INFORMATION

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

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)
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

Global economic conditions, political conditions, and energy conservation have created unstable prices.  Revenues of the Partnership are directly related to natural gas and oil prices.  The prices for domestic natural gas and oil production have varied substantially over time and by location and are likely to remain extremely unstable.  Revenue from the sale of oil and natural gas increases when prices for these commodities increase and declines when prices decrease.  These price changes can occur rapidly and are not predictable and are not within the control of the Partnership.  A decline in natural gas and/or oil prices would result in lower revenues for the Partnership and a reduction of cash distributions to the partners of the Partnership.  Further, reductions in prices of oil and natural gas may result in shut-ins thereby resulting in lower production, revenues and cash distributions. For instance, due to the downward trend of Colorado natural gas selling prices in the third quarter 2007, the Managing General Partner decided to shut-in 11 of the Partnership's wells located in the Piceance Basin for a period of approximately four weeks, beginning on October 1, 2007.  As the Colorado selling prices for natural gas began to rise during the month of October, the Managing General Partner restarted production in phases between November 1, 2007 and November 5, 2007 for all 11 of the wells that were shut-in.  While the duration of this shut-in did not have a significant impact, longer shut-in durations could result in significant reductions in production, revenues and cash distributions.

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

The Partnership is not required to report on the effectiveness of its internal control over financial reporting until December 31, 2007; however, the Partnership's Managing General Partner is required to assess the effectiveness of its internal control over financial reporting.  As discussed in the Managing General Partner's Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on May 23, 2007, the Managing General Partner did not maintain effective controls as of December 31, 2006, over:

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

Rockies Region 2006 Limited Partnership (Registrant) By its Managing General Partner, Petroleum Development Corporation

Date: May 21, 2008	/s/ Steven R. Williams Steven R. Williams Chief Executive Officer Petroleum Development Corporation

Date: May 21, 2008	/s/ Richard W. McCullough Richard W. McCullough Chief Financial Officer Petroleum Development Corporation