Form 10-K/A
period 2007-12-31
Rockies Region 2006 Limited Partnership
filed 2008-05-21
CIK 1376912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 1 to Form 10-K

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

As of March 31, 2008, the Partnership had 4,497 units outstanding.

ROCKIES REGION 2006 LIMITED PARTNERSHIP

PART I

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Rockies Region 2006 Limited Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on April 7, 2008 (the “Original Filing”) is to refile Exhibit 10.2 and to revise and/or add additional disclosures in Items 9A and 13.  The exhibit filed as Exhibit 10.2 with this Amendment is an executed version, as compared to an unsigned version previously filed and the additional disclosures were made in response to comments received from the staff of the Securities and Exchange Commission.

In connection with the filing of the Form 10-K/A, the Company is including currently dated certifications.  Except as described above, no other amendments are being made to the Company’s Form 10K.  This Form 10-K/A does not reflect events occurring after the filing of the Company’s Form 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

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

The Partnership drilled sixty-four of its Colorado wells to the Codell formation in the Wattenberg Field, Colorado, of which one well was determined to be a developmental dry hole and sixty-three wells have been successfully completed and are in production.  The Partnership plans to recomplete most of the wells producing from the Codell formation in the Wattenberg Field wells after they have been in production for five years or more, although the exact timing may be delayed or accelerated due to changing commodity prices.  A recompletion consists of a second fracture treatment in the same formation originally fractured in the initial completion.  PDC and other producers have found that the recompletions increase the production rate and recoverable reserves of the wells.  On average, the production resulting from PDC's Codell recompletions has been profitable; however, all recompletions have not and may not be successful.  The cost of recompleting a well producing from the Codell formation is about one third of the cost of a new well (currently approximately $195,000 for the recompletion).  PDC will charge the Partnership for the direct costs of recompletions, and will pay its proportionate share of costs based on the operating costs sharing ratios of the Partnership.  The Partnership may borrow the funds necessary to pay for the recompletions, and payment for those borrowings will be made from the Partnership production proceeds. Any such borrowings will be non-recourse to the Investor Partners in the Partnership.

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

Currently, PDC sells crude oil from Partnership wells primarily to Teppco Crude Oil, LP and Suncor Energy Marketing, Inc.  Generally, the oil is picked up at the well site and trucked to either refineries or oil pipeline interconnects for redelivery to refineries. Oil prices fluctuate not only with the general market for oil as may be indicated by changes in the New York Mercantile Exchange (“NYMEX”), but also due to changes in the supply and demand at the various refineries. Additionally, the cost of trucking or transporting the oil to market affects the price the Partnership ultimately receives for the oil.

Governmental Regulation

While the prices of oil and natural gas are set by the market, other aspects of the Partnership's business and the oil and natural gas industry in general are heavily regulated.  The availability of a ready market for oil and natural gas production depends on several factors beyond the Partnership's control.  These factors include regulation of production, federal and state regulations governing environmental quality and pollution control, the amount of oil and natural gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels.  State and federal regulations generally are intended to protect consumers from unfair treatment and oppressive control, to reduce the risk to the public and workers from the drilling, completion, production and transportation of oil and natural gas, to prevent waste of oil and natural gas, to protect rights of owners in a common reservoir and to control contamination of the environment.  Pipelines are subject to the jurisdiction of various federal, state and local agencies.  We believe that the Partnership is in compliance with such statutes, rules, regulations and governmental orders, although there can be no assurance that this is or will remain the case.  The following summary discussion of the regulation of the United States oil and natural gas industry is not intended to constitute a complete discussion of the various statutes, rules, regulations and environmental orders to which the Partnership's operations may be subject.

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

PDC has obtained various insurance policies, as described below, and intends to maintain these policies subject to PDC's analysis of their premium costs, coverage and other factors.  PDC may, in its sole discretion, increase or decrease the policy limits and types of insurance from time to time as deemed appropriate under the circumstances, which may vary materially.  PDC is the beneficiary under each policy and pays the premiums for each policy, except the Managing General Partner and the Partnership are co-insured and co-beneficiaries with respect to the insurance coverage referred to in #2 and #5 below.  Additionally, PDC, as operator of the Partnership's wells, requires all of PDC's subcontractors to carry liability insurance coverage with respect to their activities.  In the event of a loss, the insurance policies of the particular subcontractor at risk would be drawn upon before the insurance of the Managing General Partner or that of the Partnership.  PDC has obtained and expects to maintain the following insurance:

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

The Partnership's leases are direct interests in producing acreage.  The Partnership believes it holds good and defensible title to its developed properties, in accordance with standards generally accepted in the oil and natural gas industry. As is customary in the industry, a perfunctory title examination is conducted at the time the undeveloped properties are acquired.  Prior to the commencement of drilling operations, a title examination is conducted and curative work is performed with respect to discovered defects which are deemed to be significant. Title examinations have been performed with respect to substantially all of the Partnership's producing properties.

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

Oil and gas price risk management loss, net

The Partnership manages oil and gas price risk through the use of derivative instruments to provide protection from declining prices.  Realized and unrealized gains and losses resulting from derivative positions are reported on the statement of operations as oil and gas price risk management (loss) gain, net.  The net gains/losses are comprised of the change in fair value of derivative positions related to the Partnership’s production for derivative contracts entered into by the Managing General Partner on behalf of the Partnership.  In periods of rising prices, the Partnership will generally record losses on its derivative positions as the fair values exceed contract prices related to the Partnership’s oil and gas sales.  Conversely, in periods of decreasing prices, the Partnership will generally recognize gains on its derivative positions.  Since December 31, 2007, through the filing of this report, we continue to experience increased oil and gas prices resulting in expected additional losses in realized and unrealized derivative positions.  The following table presents the realized and unrealized gains and losses recorded for each of the identified periods:

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

Information related to the oil and gas reserves of the Partnership’s wells is discussed in detail in “Note 7 – Supplemental Reserve Information and Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves (Unaudited)"

No bank borrowings are anticipated until such time as recompletions of the Codell formation in the Wattenberg Field wells are undertaken by the Partnership, which is expected to occur in 2011 or later.

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

As of December 31, 2007, the Managing General Partner on behalf of the Partnership carried out an evaluation, under the supervision and with the participation of the Managing General Partner 's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as defined in Securities Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Managing General Partner 's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were not effective as of December 31, 2007, to ensure that the information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that the information is accumulated and communicated to the Managing General Partner 's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to all timely decisions regarding required disclosure, due to the existence of material weaknesses described in Management’s Report on Internal Control Over Financial Reporting included in Item 9A of the Form 10-K annual report of the Managing General Partner for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 20, 2008.

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

Because of the Managing General Partner’s material weaknesses, external consultants have been retained by PDC specifically for the purpose of performing additional substantive tests and analytical review procedures on behalf of the Partnership so as to ensure that the Partnership financial statements for the year ended December 31, 2007, are fairly presented in all material respects in accordance with generally accepted accounting principles.

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

Larry F. Mazza was elected to the Board in October 2007 by the Board of Directors.  Mr. Mazza has served as Chief Executive Officer of MVB Bank Harrison, Inc., in Bridgeport, West Virginia since March 2005.  Prior to the formation of MVB Bank Harrison, Mr. Mazza served as Senior Vice President Retail Banking Manager for BB&T in West Virginia, where he was employed from June 1986 to March 2005.

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

Item 11.    Executive Compensation

The Partnership does not have any employees or executives of its own.  None of PDC's officers or directors receive any direct remuneration, compensation or reimbursement from the Partnership.  These persons receive compensation solely from PDC.  The management fee and other amounts paid to the Managing General Partner by the Partnership are not used to directly compensate or reimburse PDC’s officers or directors.  See "Item 13 – Certain Relationships and Related Transactions, and Director Independence" for a discussion of compensation paid by the Partnership to the Managing General Partner.

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

The well costs charged to the Partnership are proportionately reduced to the extent the Partnership acquires less than 100% of the working interest in a prospect.  The amount of compensation that the Managing General Partner could earn as a result of these arrangements depends on the degree to which it provides services for the wells, and the number and type of wells that are drilled.  If the Managing General Partner supplies other goods and services to the Partnership, it is required to supply them at cost, and they will be included in the total well costs for determining the Managing General Partner's and the investors' contributions, the division of oil and gas revenues, and calculation of the Managing General Partner's drilling compensation.

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

Profits and Losses; Cash Distributions - The limited partnership agreement provides for the allocation of profit and losses during the production phase of the partnership and for the distribution of cash available for distribution, 63% to the Investors Partners and 37% to the Managing General Partner.  However, the partnership sharing arrangements may be revised in the event PDC invests capital above PDC’s required minimum capital contribution to cover additional tangible drilling and lease costs, in which case PDC’s share would increase.  See “Participation in Costs and Revenues” in Item 9 below.  PDC has contributed capital of $38,912,342 to the Partnership as of December 31, 2007 in exchange for the 37% allocation of profits and losses and cash available for distribution.  Cash distributions to the investor partners and the Managing General Partner were initiated in May 2007 and are disclosed in the Financial Statements in the Statement of Partners’ Equity found on page F-6 of this report.

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
May 21, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Steven R. Williams	Chairman, Chief Executive Officer and	May 21, 2008
Steven R. Williams	Director of Petroleum Development Corporation,
Managing General Partner of the Registrant
(principal executive officer)

/s/ Richard W. McCullough	Chief Financial Officer and Director	May 21, 2008
Richard W. McCullough	Petroleum Development Corporation,
Managing General Partner of the Registrant
(principal financial officer)

/s/ Darwin L. Stump	Chief Accounting Officer	May 21, 2008
Darwin L. Stump	Petroleum Development Corporation,
Managing General Partner of the Registrant
(principal accounting officer)

/s/ Jeffrey C. Swoveland	Director	May 21, 2008
Jeffrey C. Swoveland	Petroleum Development Corporation,
Managing General Partner of the Registrant

/s/ Anthony J. Crisafio	Director	May 21, 2008
Anthony J. Crisafio	Petroleum Development Corporation

/s/ Joseph E. Casabona	Director	May 21, 2008
Joseph E. Casabona	Petroleum Development Corporation

ROCKIES REGION 2006 LIMITED PARTNERSHIP

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets – December 31, 2007 and December 31, 2006	F-3

Statements of Operations – For the Year Ended December 31, 2007
and Period from September 7, 2006 (Date of Inception) to December 31, 2006	F-4

Statements of Cash Flows – For the Year Ended December 31, 2007
and Period from September 7, 2006 (Date of Inception) to December 31, 2006	F-5

Statements of Partners' Equity –For the Year Ended December 31, 2007
and Period from September 7, 2006 (Date of Inception) to December 31, 2006	F-6

Notes to Financial Statements	F-7

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
May 21, 2008

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

The Partnership sold natural gas and oil to two customers, Teppco Crude Oil, LP and Williams Production RMT, which accounted for 75% and 18%, respectively, of the Partnership’s total natural gas and oil sales for the period ended December 31, 2006.  These same two customers accounted for 45% and 35%, respectively, of the Partnership’s total natural gas and oil sales for the year ended December 31, 2007.

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

The tables below set forth information as of December 31, 2007 and 2006 regarding our estimated proved developed reserves. Reserves cannot be measured exactly, because reserve estimates involve subjective judgment.  The estimates must be reviewed periodically and adjusted to reflect additional information gained from reservoir performance, new geological and geophysical data and economic changes.  Neither the present value of estimated future net cash flows nor the standardized measure is intended to represent the current market value of the estimated oil and natural gas reserves we own.  The Partnership's proved developed reserves include reserves related to future recompletions of wells in the Codell formation of 663,900 Bbls of oil and 2,870,500 Mcfs of natural gas and 103,900 Bbls and 1,352,600 Mcfs of natural gas at December 31, 2007 and 2006, respectively.  An analysis of the change in estimated quantities of proved developed oil and gas reserves is shown below:

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