Form 10-Q
period 2008-09-30
Rockies Region 2006 Limited Partnership
filed 2008-11-14
CIK 1376912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

OR

☐ Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the transition period from _____to_____

Commission File Number 000-52787

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

West Virginia	20-5149573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Genesis Boulevard
Bridgeport, West Virginia26330
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

Yes  ☐     No  ☒

At October 31, 2008, the Partnership had 4,497 Investor Partner units outstanding.

ROCKIES REGION 2006 LIMITED PARTNERSHIP

PART 1 - FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements

ROCKIES REGION 2006 LIMITED PARTNERSHIP
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2008	2007*
Assets
Current assets:
Cash and cash equivalents	$194,787	$1,183,810
Accounts receivable - oil and gas sales	7,837,926	8,524,415
Oil inventory	50,739	-
Due from Managing General Partner - derivatives	2,111,900	-
Other assets	-	40,000

Total current assets	10,195,352	9,748,225

Oil and gas properties, successful efforts method	102,766,886	101,950,453
Less accumulated depreciation, depletion and amortization	(24,209,960)	(15,882,832)
Oil and gas properties, net	78,556,926	86,067,621

Due from Managing General Partner-Derivatives	503,285	-

Total Assets	$89,255,563	$95,815,846

Liabilities and Partners' Equity
Current liabilities:
Production taxes payable	$522,296	$598,390
Due to Managing General Partner-derivatives	-	1,080,170
Due to Managing General Partner-other	2,767,926	2,977,786
Total current liabilities	3,290,222	4,656,346

Asset retirement obligations	800,373	775,652
Total liabilities	4,090,595	5,431,998

Commitments and Contingencies

Partners' equity:
Managing General Partner	26,575,020	28,539,072
Limited Partners - 4,497 units issued & outstanding	58,589,948	61,844,776
Total Partners' equity	85,164,968	90,383,848

Total Liabilities and Partners' Equity	$89,255,563	$95,815,846

*Derived from audited 2007 balance sheet.

See accompanying notes to unaudited condensed financial statements.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
Condensed Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Oil and gas sales	$7,890,247	$9,470,701	$26,486,935	$23,580,164
Oil and gas price risk management gain, net	11,036,114	524,671	2,175,761	543,740
Total revenues	18,926,361	9,995,372	28,662,696	24,123,904

Operating costs and expenses:
Production and operating costs	1,433,870	1,799,505	4,656,025	4,084,097
Direct costs	177,233	129,973	552,978	170,930
Depreciation, depletion and amortization	2,560,044	4,853,220	8,327,128	11,653,405
Accretion of asset retirement obligations	9,635	9,325	28,727	27,623
Loss on impairment of oil and gas properties	-	-	-	2,445,617
Exploratory dry hole cost	35,737	1,577,101	84,268	8,122,577
Total operating costs and expenses	4,216,519	8,369,124	13,649,126	26,504,249

Income (loss) from operations	14,709,842	1,626,248	15,013,570	(2,380,345)

Gain on sale of leasehold	-	-	120,000	-
Interest income, net	13,162	34,121	73,033	89,179
	-	-	-	-
Net income (loss)	$14,723,004	$1,660,369	$15,206,603	(2,291,166)

Net income (loss) allocated to partners	$14,723,004	$1,660,369	$15,206,603	$(2,291,166)
Less Managing General Partner's interest in net income (loss)	5,447,511	614,337	5,626,443	(847,731)
Net income (loss) allocated to Investor Partners	$9,275,493	$1,046,032	$9,580,160	$(1,443,435)

Net income (loss) per Investor Partner unit	$2,063	$233	$2,130	$(321)

Investor Partner units outstanding	4,497	4,497	4,497	4,497

See accompanying notes to unaudited condensed financial statements.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$15,206,603	$(2,291,166)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	8,327,128	11,653,405
Accretion of asset retirement obligations	28,727	27,623
Unrealized gain on derivative transactions	(3,695,355)	(493,085)
Loss on impairment of oil and gas properties	-	2,445,617
Exploratory dry hole costs	84,268	8,122,577
Gain on sale of leaseholds	(120,000)	-
Changes in operating assets and liabilities:
Accounts receivable oil and gas sales	686,489	(8,191,365)
Oil inventory	(50,739)	-
Other assets	40,000	(4,477)
Production taxes payable	(76,094)	743,614
Due to Managing General Partner - other	17,069	1,146,072
Net cash provided by operating activities	20,448,096	13,158,815

Cash flows from investing activities:
Proceeds from sale of leaseholds	120,000	-
Capital expenditures for oil and gas properties	(1,131,636)	-
Net cash used in investing activities	(1,011,636)	-

Cash flows from financing activities:
Distributions to Partners	(20,425,483)	(13,132,064)
Net cash used in financing activities	(20,425,483)	(13,132,064)

Net increase (decrease) in cash and cash equivalents	(989,023)	26,751
Cash and cash equivalents, beginning of period	1,183,810	1,154,594
Cash and cash equivalents, end of period	$194,787	$1,181,345

Supplemental disclosure of non-cash activity:
Asset retirement obligation, with corresponding change to oil and gas properties	$(4,006)	$382,558

See accompanying notes to unaudited condensed financial statements.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2008

(1)           GENERAL AND BASIS OF PRESENTATION

The Rockies Region 2006 Limited Partnership (the “Partnership” or the “Registrant”) was organized as a limited partnership on September 7, 2006, in accordance with the laws of the State of West Virginia for the purpose of engaging in the exploration and development of oil and gas properties and commenced business operations as of the date of organization.

Purchasers of partnership units subscribed to and fully paid for 47.25 units of limited partner interests and 4,449.78 units of additional general partner interests at $20,000 per unit.  Upon completion of the drilling phase of the Partnership's wells, all additional general partners units were converted into units of limited partner interests and thereupon became limited partners of the Partnership.  Petroleum Development Corporation (“PDC”) has been designated the Managing General Partner of the Partnership and has a 37% ownership in the Partnership. Generally, throughout the term of the Partnership, revenues, costs, and cash distributions are allocated 63% to the limited and additional general partners (collectively, the “Investor Partners”) which are shared on a per unit basis and 37% to the Managing General Partner.  As of September 30, 2008, PDC has repurchased 3.5 limited partner units.  As such, PDC participates in the sharing of revenues, costs and cash distributions as both an individual investor partner and as the Managing General Partner.  As of October 30, 2008, there are 2,028 Investor Partners.

In accordance with the terms of the Limited Partnership Agreement (the “Agreement”), the Managing General Partner manages all activities of the Partnership and acts as the intermediary for substantially all Partnership transactions.  The Partnership operates as a single business unit.

The accompanying interim unaudited condensed financial statements have been prepared without audit in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, pursuant to certain rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted.  In the Partnership’s opinion, the accompanying interim unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Partnership's financial position, results of operations and cash flows for the periods presented.  The interim results of operations and cash flows for the three and nine months ended September 30, 2008 and 2007, are not necessarily indicative of the results to be expected for the full year or any other future period.

The accompanying condensed balance sheet as of December 31, 2007, was derived from audited financial statements, but as indicated above, may not include all disclosures required by accounting principles generally accepted in the U.S.  The accompanying interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Form 10K/A for the year ended December 31, 2007, as filed with the SEC on May 21, 2008.

(2)           RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

The Partnership adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, effective January 1, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures related to fair value measurements. SFAS No. 157 applies broadly to financial and nonfinancial assets and liabilities that are measured at fair value under other authoritative accounting pronouncements, but does not expand the application of fair value accounting to any new circumstances.  In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position “FSP”, No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 by one year (to January 1, 2009) for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Nonfinancial assets and liabilities for which we have not applied the provisions of SFAS No. 157 include those initially measured at fair value, including our asset retirement obligations.  As of the adoption date, the Partnership has applied the provisions of SFAS No. 157 to our recurring measurements and the impact was not material to our underlying fair values and no amounts were recorded relative to the cumulative effect of a change in accounting.  The Partnership is currently evaluating the potential effect that the nonfinancial assets and liabilities provisions of SFAS No. 157 will have on Partnership financial statements when adopted in 2009.  Under the Emergency Economic Stabilization Act of 2008, which became law on October 3, 2008, Congress authorized the SEC to suspend mark-to-market accounting treatment established by SFAS 157 if the SEC determines that suspension is “necessary or appropriate in the public interest and is consistent with the protection of investors.”The SEC has not yet determined to act on this matter.  See Note 5, Fair Value Measurements for further details on the Partnership’s accounting and reporting of activities subject to fair value measurement.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits entities to choose to measure, at fair value, many financial instruments and certain other items that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The statement will be effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007.  As of September 30, 2008, the Partnership has not elected, nor intends, to measure additional financial asset and liabilities at fair value.

In April 2007, the FASB issued FASB Interpretation, or FIN, No. 39-1, Amendment of FASB Interpretation No. 39, to amend certain portions of Interpretation 39.  FIN No. 39-1 replaces the terms "conditional contracts" and "exchange contracts" in Interpretation 39 with the term "derivative instruments" as defined in Statement 133.  FIN No. 39-1 also amends Interpretation 39 to allow for the offsetting of fair value amounts for the right to reclaim cash collateral or receivable, or the obligation to return cash collateral or payable, arising from the same master netting arrangement as the derivative instruments.  FIN No. 39-1 applies to fiscal years beginning after November 15, 2007, with early adoption permitted.  The January 1, 2008, adoption of FSP FIN 39-1 had no impact on the Partnership’s financial statements.

Recently Issued Accounting Standards

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active, which applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157.  The FSP clarifies the application of SFAS No. 157 in a market that is not active and defines additional key criteria in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS 157-3 was effective upon issuance and did not have a material impact on the Partnership’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities.  Enhanced disclosures are required to provide information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Partnership does not expect the adoption of SFAS No. 161 to have a material impact on our financial statements and related disclosures.

(3)           TRANSACTIONS WITH MANAGING GENERAL PARTNER AND AFFILIATES

The Managing General Partner transacts business on behalf of the Partnership.  Revenues and other cash inflows received on behalf of the Partnership are distributed to the Partners net of (after deducting) corresponding operating costs and other cash outflows incurred on behalf of the Partnership.  Undistributed oil and gas revenues and corresponding production taxes, are recorded on the balance sheet under the captions “Accounts receivable-oil and gas sales” and “Production taxes payable” respectively.  The fair value of the Partnership’s portion of unexpired derivative instruments is recorded on the balance sheet under the caption “Due from the Managing General Partner – derivatives” in the case of net unrealized gains or “Due toManaging General Partner – derivatives” in the case of net unrealized losses.  All other unsettled transactions between the Partnership and the Managing General Partner are recorded net on the balance sheet under the caption “Due to or from Managing General Partner - other.”

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

During the three and nine months ending September 30, 2008 the Partnership paid to the General Managing Partner $165,317 and $498,207, respectively, for well operation fees and $2,429,166 and $7,590,495, respectively, in Managing General Partner equity cash distributions.  For the three months and six months ending September 30, 2007, the Partnership paid to the Managing General Partner $151,026 and $205,634, respectively, as reimbursement for well operation fees and $3,284,506 and $4,858,861, respectively, in equity cash distributions.  There were no reimbursements or cash distributions during the quarter ended March 31, 2007.  In addition, as an individual investor partner, PDC received $3,219 and $8,417 in equity cash distributions during the three and nine month periods ended September 30, 2008.

(4)           Derivative Financial Instruments

The Managing General Partner utilizes commodity-based derivative instruments, entered into on behalf of the Partnership, to manage a portion of the Partnership’s exposure to price risk from oil and natural gas sales.  These instruments consist of Colorado Interstate Gas, or CIG, index-based contracts for Colorado natural gas production and New York Mercantile Exchange, or NYMEX index-based swaps for our Colorado oil production. These derivative instruments have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Partnership receives for the volume of oil and natural gas to which the derivative relates.

The Partnership accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended.  The Partnership’s derivative instruments do not qualify for use of hedge accounting under the provisions of SFAS No. 133.  Accordingly, the Partnership recognizes all derivative instruments as either assets or liabilities on its accompanying unaudited condensed balance sheets at fair value.  Changes in the derivatives' fair values are recorded on a net basis in our accompanying unaudited condensed statements of operations in “Oil and gas price risk management gain, net.”

The Partnership is exposed to the effect of market fluctuations in the prices of oil and natural gas as they relate to Partnership oil and natural gas sales.  Price risk represents the potential risk of loss from adverse changes in the market price of oil and natural gas commodities.  PDC, as Managing General Partner, employs established policies and procedures to manage the risks associated with these market fluctuations using commodity derivatives.  The Partnership’s policy prohibits the use of oil and natural gas derivative instruments for speculative purposes.

Risk Management Strategies.  The Partnership’s results of operations and operating cash flows are affected by changes in market prices for oil and natural gas.  To mitigate a portion of the exposure to adverse market changes, the Managing General Partner has entered into various derivative instruments on behalf of the Partnership. As of September 30, 2008, the Partnership’s oil and natural gas derivative instruments were comprised of “swaps” and “collars”. These instruments generally consist of CIG index-based contracts for Colorado natural gas production and NYMEX index-based swaps for our Colorado oil production.

•
For “swap” instruments, PDC, as Managing General Partner, receives a fixed price for the hedged commodity and pays a floating market price to the counterparty.  The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.

•
“Collars” contain a fixed floor price (put) and ceiling price (call). If the market price exceeds the call strike price or falls below the fixed put strike price, PDC, as Managing General Partner, receives the fixed price and pays the market price.  If the market price is between the call and put strike price, no payments are due from either party.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The Managing General Partner enters into derivative instruments for the Partnership’s production to protect against price declines in future periods while retaining some of the benefits of price increases. While these derivatives are structured to reduce exposure to changes in price associated with the de rivative commodity, they also limit benefits the Partnership might otherwise have received from price changes in the physical market. The Partnership believes the derivative instruments in place continue to be effective in achieving the risk management objectives for which they were intended.

The following table summarizes Partnership open derivative positions as of September 30, 2008.

	Open Derivative Positions as of September 30, 2008
	Short-term	Long-term	Total
Natural gas collars	$691,955	$619,484	$1,311,439
Fixed-price natural gas swaps	1,971,592	513,318	2,484,910
Fixed-price oil swaps	(551,647)	(629,517)	(1,181,164)
Total	$2,111,900	$503,285	$2,615,185

The maximum term for the derivative contracts listed above is 27 months.

The following table identifies the changes in the fair value of commodity based derivatives as reflected in the statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Realized gain (loss)
Oil	$(327,999)	$-	$(962,470)	$-
Natural gas	722,326	46,083	(557,124)	50,655
Total realized gain (loss)	394,327	46,083	(1,519,594)	50,655
Unrealized gain	10,641,787	478,588	3,695,355	493,085
Oil and gas price risk management gain, net	$11,036,114	$524,671	$2,175,761	$543,740

(5)           FAIR VALUE MEASUREMENTS

As described above in Note 2, the Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008.

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

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Level 3 – Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability.  Instruments included in Level 3 consist of Partnership commodity derivatives for CIG based natural gas swaps, oil swaps, and natural gas fixed-price floor and ceiling price collars.

Determination of fair value.  The Partnership measures fair value based upon quoted market prices, where available.  The Managing General Partner’s valuation determination includes: (1) identification of the inputs to the fair value methodology through the review of counterparty statements and other supporting documentation, (2) determination of the validity of the source of the inputs, (3) corroboration of the original source of inputs through access to multiple quotes, if available, or other information and (4) monitoring changes in valuation methods and assumptions.  The methods described above may produce a fair value calculation that may not be indicative of future fair values.  The Managing General Partner’s valuation determination also gives consideration to the nonperformance risk on Partnership liabilities in addition to nonperformance risk of PDC’s own business interest’s and liabilities, as well as the credit standing of derivative instrument counterparties.  The Managing General Partner has evaluated the credit risk of their receivables including the portion allocated to the Partnership for the counterparties using credit default swap values for each counterparty with the outstanding hedge positions for the appropriate time period to calculate the maximum exposure.  The Managing General Partner evaluated their exposure and determined that it was immaterial for itself and the Partnership.  Furthermore, while the Managing General Partner believes these valuation methods are appropriate and consistent with that used by other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.

SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy and requires a separate reconciliation of fair value measurements categorized as Level 3.  The following table presents for each hierarchy level, the Partnership’s assets and liabilities including both current and non-current portions, measured at fair value on a recurring basis as of September 30, 2008:

	Level 1	Level 2	Level 3	Total
Assets:.
Commodity based derivatives	$-	$-	$2,615,185	$2,615,185
Net fair value of commodity based derivatives	$-	$-	$2,615,185	$2,615,185

The following table sets forth a reconciliation of our Level 3 fair value measurements:

	Three months	Nine months
	Ended	Ended
	September 30, 2008	September 30, 2008
Fair value, beginning of period	$(8,297,121)	$(1,080,170)
Realized and unrealized losses included in Oil and gas price risk management gain (loss), net	11,036,114	2,175,761
Purchases, sales, issuances and settlements, net	(123,808)	1,519,594
Fair value, end of period	$2,615,185	$2,615,185

(6)           Commitments and Contingencies

Royalty Litigation.  On May 29, 2007, Glen Droegemueller, individually and as representative plaintiff on behalf of all others similarly situated, filed a class action complaint against the Partnership’s Managing General Partner in the District Court, Weld County, Colorado alleging that the Managing General Partner underpaid royalties on gas produced from wells operated by the Managing General Partner in the State of Colorado (the "Droegemueller Action").  The plaintiff sought declaratory relief and to recover an unspecified amount of compensation for underpayment of royalties paid by the Managing General Partner pursuant to leases.  The Managing General Partner moved the case to Federal Court in June 2007. A second similar Colorado class action suit was filed against the Managing General Partner in the U.S. District Court for the District of Colorado on December 2007 by Ted Amsbaugh, et al.  In 2008, the Court granted the plaintiff’s motion to consolidate the action with the Droegemueller Action.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Based on the mediation held in May 2008, and subsequent negotiations, $24,108had previously been accrued by the Partnership for this litigation at June 30, 2008, which represented the expected settlement related to all periods through June 30, 2008.  On October 10, 2008 the court issued preliminary approval of the settlement agreement.  Although the Partnership was not named as a party in the suit, the lawsuit states that it relates to all wells operated by the Managing General Partner, which includes the Partnership’s 63 wells in the Wattenberg field subject to the settlement.  The portion of the proposed settlement related to the Partnership’s wells through all periods prior to September 30, 2008 is $129,640. During the third quarter of 2008, an additional amount of $105,532 plus legal costs of $4,711 was recorded to fully accrue for the settlement which the Managing General Partner expects to pay into an escrow account for the Partnership in the fourth quarter of 2008.  Final approval and distribution is expected around March 1, 2009.  These amounts will be deducted from future Partnership distributions.

Derivative Contracts.  The Partnership would be exposed to oil and natural gas price fluctuations on underlying purchase and sale contracts should the counterparties to derivative instruments not perform.  Nonperformance is not anticipated.  The Managing General Partner has experienced no counterparty defaults.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding Rockies Region 2006 Limited Partnership’s business, financial condition, results of operations and prospects that are subject to risks and uncertainties.   All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements.  These forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected.  Among those risks, trends and uncertainties are the Partnership’s estimates of the sufficiency of existing capital sources, the ability to raise additional capital to fund cash requirements for future operations, the uncertainties involved in estimating quantities of proved oil and natural gas reserves, the projection of future production rates, the timing of development expenditures, the ability to sell produced natural gas and oil and the prices received, the ability to comply with changes in federal, state, local, and other laws and regulations, including environmental policies, the significant fluctuations in the oil and natural gas environment and the Partnership’s ability to meet its price risk management objectives and the operating hazards inherent to the oil and natural gas business.  In particular, careful consideration should be given to cautionary statements made in this Form 10-Q, our Annual Report on Form 10-K/A for the year ended December 31, 2007, and our other SEC filings and public disclosures.  We undertake no duty to update or revise these forward-looking statements.

OVERVIEW

The results of operations for the three and nine months ended September 30, 2008, were significantly impacted by sharp declines in oil and natural gas prices to levels below those at December 31, 2007, in contrast to substantial price increases to record high levels, that occurred during the first six months of 2008.  Recent pricing changes reduced Partnership oil and natural gas sales and cash flows from operating activities, but benefitted the Partnership in terms of significant realized and unrealized oil and gas price risk management gains that mitigated the negative impact of commodity price declines.  See Item 3, Risk Management Strategies for a comparison of oil and natural gas index commodity pricing during 2008 and 2007.  See Oil and gas price risk management gain (loss), net discussion below for a detailed discussion of realized and unrealized gains and losses on oil and natural gas derivative activity.  Operating results for the three and nine months ended September 30, 2007, were significantly impacted by charges for impairment of oil and gas properties and exploratory dry hole costs.

Oil and gas production continue to follow an anticipated production curve for wells in the Colorado region. Production increased each quarter as wells were brought into production from December 2006 through September 30, 2007. At that time all of the Partnership’s 91 wells were producing, and will continue to decline each quarter thereafter.  During this same time period, as anticipated for wells in the Colorado region, oil production as a percentage of total production (measured in Mcfe’s) decreased steadily from 66% during the first quarter of production to 25% during the most recent quarter.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

RESULTS OF OPERATIONS

The following table presents significant operational information of the Partnership for the three and nine months periods ended September 30, 2008 and 2007:

	Three months ended			Nine months ended
	September 30, (Unaudited)			September 30, (Unaudited)
	2008	2007	Change	2008	2007	Change

Number of Producing Wells (end of period)	90	91	-1%	90	91	-1%

Production:
Natural gas (Mcf)	612,774	1,157,075	-47%	1,961,560	2,279,359	-14%
Oil (Bbl)	34,600	74,864	-54%	118,320	238,675	-50%
Natural gas equivalents (Mcfe)	820,374	1,606,259	-49%	2,671,480	3,711,409	-28%

Average Selling Price:
Natural gas (per Mcf)	$7.11	$3.91	82%	$7.56	$4.53	67%
Oil (per Bbl)	$102.04	$66.08	54%	$98.47	$55.55	77%
Natural gas equivalents (per Mcfe)	$9.62	$5.90	63%	$9.91	$6.35	56%

Average Selling Price (including realized gain or loss on derivatives)
Natural gas (per Mcf)	$8.29	$3.95	110%	$7.28	$4.55	60%
Oil (per Bbl)	$92.56	$66.08	40%	$90.33	$55.55	63%
Natural gas equivalents (per Mcfe)	$10.10	$5.92	70%	$9.35	$6.37	47%

Average Costs (per Mcfe):
Production and operating costs	$1.75	$1.12	56%	$1.74	$1.10	58%
Depreciation, depletion and amortization	$3.12	$3.02	3%	$3.12	$3.14	-1%

Revenues:
Natural gas sales	$4,359,515	$4,523,899	-4%	$14,836,112	$10,321,829	44%
Oil sales	3,530,732	4,946,802	-29%	11,650,823	13,258,335	-12%
Oil and gas sales	7,890,247	9,470,701	-17%	26,486,935	23,580,164	12%
Oil and gas price risk management gain, net	11,036,114	524,671	***	2,175,761	543,740	***
Total revenues	18,926,361	9,995,372	89%	28,662,696	24,123,904	19%

Costs and Expenses:
Production and operating costs	1,433,870	1,799,505	-20%	4,656,025	4,084,097	14%
Direct costs	177,233	129,973	36%	552,978	170,930	224%
Depreciation, depletion and amortization	2,560,044	4,853,220	-47%	8,327,128	11,653,405	-29%
Accretion of asset retirement obligation	9,635	9,325	3%	28,727	27,623	4%
Loss on impairment of oil and gas properties	-	-	-	-	2,445,617	-100%
Exploratory dry hole costs	35,737	1,577,101	-98%	84,268	8,122,577	-99%
Total costs and expenses	4,216,519	8,369,124	-50%	13,649,126	26,504,249	-49%

Income (loss) from operations	14,709,842	1,626,248	***	15,013,570	(2,380,345)	***
Gain on sale of leasehold	-	-	-	120,000	-	-
Interest income - net	13,162	34,121	-61%	73,033	89,179	-18%

Net income (loss)	$14,723,004	$1,660,369	***	$15,206,603	$(2,291,166)	***

Cash distributions	$6,565,316	$8,877,047	-26%	$20,425,483	$13,132,064	56%

***Represents percentages in excess of 250%

Definitions
•           Bbl – One barrel or 42 U.S. gallons liquid volume
•           Mcf – One thousand cubic feet
•           Mcfe – One thousand cubic feet of gas equivalents, based on a ratio of 6 Mcf for each barrel of oil, which reflects the relative energy content.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Oil and Natural Gas Sales

Oil and natural gas sales decreased from $9.5 million for the three month period ended September 30, 2007 to $7.9 million for the comparable periodthis year.  The net change is comprised of a decrease of $4.8 million attributable to 49% lower volumes offset by increases attributable to higher prices, $1.2 million attributable to oil and $2.0 million attributable to gas.

The percentage decrease in volume for the comparative nine month period is not as severe as the three month period because there were fewer wells in production during the first quarter of 2007.  The 28% decrease in volume resulted in a $8.1 million reduction in sales. This decrease was offset by a 67% increase in average gas selling price and a 77% increase in average oil selling price resulting in increased sales of $5.9 million and $5.1 million respectively.

Currently since oil is selling at a higher multiple of gas on a Mcfe basis (14 to 1), relative to energy content (6 to 1), a decrease in oil production has a greater impact on oil and gas sales than does a similar drop in natural gas production.

We are currently experiencing a 10% to 15% curtailment of producing volumes of natural gas in the Piceance Basin due to limited compression and pipeline capacity, which is anticipated to continue through most of the fourth quarter of 2008.

Oil and Natural Gas Pricing:Financial results depend upon many factors, particularly the price of oil and natural gas and our ability to market our production effectively.  Oil and natural gas prices have been among the most volatile of all commodity prices.  These price variations have a material impact on our financial results.  Oil and natural gas prices also vary by region and locality, depending upon the distance to markets, and the supply and demand relationships in that region or locality.  This can be especially true in the Rocky Mountain Region in which all of the partnership wells are located.  The combination of increased drilling activity and the lack of local markets have resulted in a local market oversupply situation from time to time.  Such a situation existed in the Rocky Mountain Region during 2007, with production exceeding the local market demand and pipeline capacity to non-local markets.  The result, beginning in the second quarter of 2007 and continuing through and into the fourth quarter of 2007, was a decrease in the price of Rocky Mountain natural gas compared to the New York Mercantile Exchange, or NYMEX, price.  The expansion in January 2008 of the Rockies Express pipeline (“REX”)a major interstate pipeline constructed and operated by a non-affiliated entity, resulted in a narrowing of the NYMEX and Colorado Interstate Gas, or CIG, price differential from November 2007 into the first quarter of 2008. However, a substantial portion of the new capacity created by the REX Pipeline is now under contract. The differential has widened again during the current three month period to an average below NYMEX for CIG of $4.34.  For the remainder of 2008, the differential between NYMEX and CIG is currently estimated at $3.14 based on CIG futures.  Like most producers in the region, the Partnership relies on major interstate pipeline companies to construct these facilities to increase pipeline capacity, rendering the timing and availability of these facilities beyond our control.

Oil pricing is also driven strongly by supply and demand relationships.  In the Rocky Mountain Region in 2007, and in the first quarter of 2008, the oil prices were below the NYMEX oil market due to supply competition from Rocky Mountain and Canadian oil that has driven down market prices.

The price the Partnership receives for a large portion of the natural gas produced in the Rocky Mountain Region is based on a market basket of prices, which may include some natural gas sold at the CIG prices and some sold at mid-continent prices.  The CIG Index, and other indices for production delivered to other Rocky Mountain pipelines, has historically been less than the price received for natural gas produced in the eastern regions, which is NYMEX based.

Oil and Gas Price Risk Management Gain, Net. The Managing General Partner uses oil and natural gas commodity derivative instruments to manage price risk for PDC as well as its sponsored drilling partnerships. The Managing General Partner sets these instruments for PDC and the partnerships jointly by area of operation. Prior to September 30, 2008, as volumes produced changed, the mix between PDC and the partnerships would change. As of September 30, 2008, PDC has fixed the allocation of the derivative positions between PDC and each partnership. Existing positions are allocated based on fixed quantities for each position and new positions will have specific designations relative to the applicable partnerships.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The following table presents the primary composition of oil and gas price risk management gain, net:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Realized gain (loss)
Oil	$(327,999)	$-	$(962,470)	$-
Natural gas	722,326	46,083	(557,124)	50,655
Total realized gain	394,327	46,083	(1,519,594)	50,655
Unrealized gain	10,641,787	478,588	3,695,355	493,085
Oil and gas price risk management gain, net	$11,036,114	$524,671	$2,175,761	$543,740

The significant declines in oil and natural gas prices from June 2008 to September 2008, along with our increased use of derivative contracts and specifically more fixed price swaps, caused the increase in realized and unrealized gains in oil and gas price risk management gain, net.  The $3.7 million in unrealized gains for the nine months ended September 30, 2008 is the fair value of the derivative positions as of September 30, 2008, less the related unrealized amounts recorded in prior periods. The unrealized gain is a non-cash item and there will be further gains or losses as prices increase or decrease until the positions are closed.  While the required accounting treatment for derivatives that do not qualify for hedge accounting treatment under SFAS No. 133 results in significant swings in value and resulting gains and losses for reporting purposes over the lives of the derivatives, the combination of the settled derivative contracts and the revenue received from the oil and natural gas sales at delivery are expected to result in a more predictable cash flow stream than would the sales contracts without the associated derivatives. The price of both oil and natural gas has declined since September 30, 2008, and if the price remains at the current levels or continues to decline, the Partnership expects to experience unrealized derivative gains for the fourth quarter of 2008.

Oil and Gas Derivative Activities.  Because of uncertainty surrounding natural gas and oil prices, the Managing General Partner in behalf of the Partnership, has used various derivative instruments to manage some of the impact of fluctuations in prices.  Through December 2010, the Managing General Partner has in place a series of collars and fixed price swaps on a portion of our natural gas and oil production.  Under the arrangements, if the applicable index rises above the ceiling price, the Managing General Partner pays the counterparty; however, if the index drops below the floor, the counterparty pays the Managing General Partner.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The following table sets forth our derivative positions in effect as of November 10, 2008, on the Partnership’s share of production by area.

			Floors		Ceilings		Swaps (Fixed Prices)
Commodity/ Index/ Area	Month Set	Month	Net Monthly Quantity (Gas -MMbtu Oil -Bbls)	Price	Net Monthly Quantity (Gas -MMbtu Oil -Bbls)	Price	Net Monthly Quantity (Gas-MMbtu Oil -Bbls)	Price
Natural Gas -(CIG)
Piceance Basin
	Apr-08	Nov 08 - Mar 09	-	$-	-	$-	49,077	$7.76
	Jun-08	Nov 08 - Mar 09	-	-	-	-	29,274	8.52
	Feb-08	Nov 08 - Mar 09	-	-	-	-	29,274	8.18
	Jan-08	Apr 09 - Oct 09	50,844	5.75	50,844	8.75	-	-
	Mar-08	Apr 09 - Oct 09	49,952	5.75	49,952	9.05	-	-
	Jul-08	Nov 09 - Mar 10	-	-	-	-	36,945	9.20
	Jul-08	Nov 09 - Mar 10	52,544	7.50	52,544	11.40	-	-

Wattenberg Field
	Apr-08	Nov 08 - Mar 09	-	-	-	-	8,998	7.76
	Jun-08	Nov 08 - Mar 09	-	-	-	-	5,317	8.52
	Feb-08	Nov 08 - Mar 09	-	-	-	-	5,317	8.18
	Jan-08	Apr 09 - Oct 09	9,130	5.75	9,130	8.75	-	-
	Mar-08	Apr 09 - Oct 09	8,300	5.75	8,300	9.05	-	-
	Jul-08	Nov 09 - Mar 10	-	-	-	-	6,350	9.20
	Jul-08	Nov 09 - Mar 10	9,144	$7.50	9,144	$11.40	-	-

Oil - NYMEX
Wattenberg Field
	Oct-07	Oct 08 - Dec 08	-	-	-	-	2,826	84.20
	May-08	Oct 08 - Dec 08	-	-	-	-	2,120	108.05
	Jan-08	Jan 09 - Dec 09	-	-	-	-	1,916	84.90
	Jan-08	Jan 09 - Dec 09	-	-	-	-	1,916	85.40
	May-08	Jan 09 - Dec 09	-	-	-	-	767	117.35
	May-08	Jan 10 - Dec 10	-	-	-	-	1,807	92.74
	May-08	Jan 10 - Dec 10	-	-	-	-	1,807	$93.17

The Managing General Partner uses oil and natural gas commodity derivative instruments to manage price risk for PDC as well as its sponsored drilling partnerships.  The Managing General Partner sets these instruments for PDC and the partnerships jointly by area of operation.  Prior to September 30, 2008, as volumes produced changed, the mix between PDC and the partnerships would change.  As of September 30, 2008, PDC has fixed the allocation of the derivative positions between PDC and each partnership.  Existing positions are allocated based on fixed quantities for each position and new positions will have specific designations relative to the applicable partnership.  The net volumes in the above table reflect the Partnership’s share of the positions in effect as of November 10, 2008.

Costs and Expenses

Production and operating costs includes production taxes and transportation costs which generally tend to fluctuate with changes in oil and natural gas sales and production, per well operating fees paid to the Managing General Partner and other direct well charges.  Accordingly, higher oil and natural gas prices caused production and operating cost per Mcfe to increase from $1.12 per Mcfe for the third quarter of 2007 to $1.75 per Mcfe for the third quarter of 2008 and from $1.10 per Mcfe for the first nine months of 2007 to $1.74 for the first nine months of 2008.  Production and operating costs as a percentage of oil and gas sales have remained between 16% - 19% in each of the last 7 quarters.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Depreciation, depletion and amortization (DD&A) results solely from the depletion and amortization of well equipment and lease costs and accordingly changes in relative concert with changes in the level of production.   The average cost per Mcfe as for the three and nine months ended September 30, 2008 was $3.12 and $3.12 respectively compared to $3.02 and $3.14 for the same periods a year ago.  The lower rate at March 31, 2007 was due to the mix of wells between fields due to the startup of the Partnership.  The lower rate in the current periods is attributable primarily to changes in reserve estimates at December 31, 2007.  The upward revision in our reserve report at December 31, 2007, due to higher commodity pricing partially offset by increased operating costs, lowered our DD&A cost per Mcfe.

Direct costs include the Partnership’s reimbursement to the Managing General Partners for administrative costs incurred on the Partnership’s behalf for administrative and professional fees such as legal expenses, audit fees, income tax preparation fees and engineering fees for reserve reports.  Such costs were low during the first two quarters of 2007 as the Partnership was not yet subject to reporting requirements and therefore did not incur significant auditing costs until the third and fourth quarter of 2007.  The Partnership has also recorded its portion of legal costs and royalty litigation provision relating to certain legal matters as further discussed in Note 6, Commitments and Contingencies, to the accompanying unaudited condensed financial statements.

The Partnership concluded the majority of its drilling activities in 2007, however additional costs including $84,268 relating to exploratory dry holes were incurred in 2008. Approximately $900,000 of these costs were in excess of drilling advances paid to the Managing General Partner in 2007 and early 2008.  The costs have been recorded as a payable to the Managing General Partner and will be funded by a reduction in future distributions or a reduction in well ownership.  The Partnership incurred no impairment charges during the first nine months of 2008.  During the quarter ended March 31, 2008, the Managing General Partner sold two of the Partnership’s Wattenberg wells previously determined to be exploratory dry holes.  Accordingly, the Partnership recognized a gain on the sale of leaseholds equal to the entire $120,000 proceeds which were received during the quarter ended June 30, 2008.

Interest Income

Interest income of the Partnership decreased significantly for the quarter ended September 30, 2008 from the previous quarter due to a decreased level of drilling advances to the Managing General Partner resulting in lower cash balances earning interest.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership had working capital of $6.9 million at September 30, 2008 compared to $5.1 million at December 31, 2007.  Adjusting for the unrealized gains at September 30, 2008 and the unrealized losses at December 31, 2007 on derivative contracts expiring in less than twelve months, the respective balances were $4.8 million and $6.2 million which generally represents cash balances, the receivables from oil and gas sales for the preceding three months offset by corresponding production taxes payable and accrued expenses and amount due to the Managing General Partner.

Since the Partnership completed the majority of its drilling activities as of December 31, 2007, the Partnership’s operations are expected to be conducted with available funds and revenues generated from oil and gas production activities.  In addition to amounts that were due to the Managing General Partner for drilling activities as of December 31, 2007 and paid during the first quarter of 2008, additional funds of approximately $900,000 will be needed to pay the Managing General Partner for additional well costs incurred in excess of drilling advances paid from initial partner contributions and interest earnings.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The Partnership initiated monthly cash distributions to investors in May 2007 and has distributed $41.1 million of operating cash flows through September 30, 2008.

The Partnership’s operations are expected to be conducted with available funds and revenues generated from oil and natural gas production activities.  Based on current oil and natural gas prices and prices set by derivatives, and the Partnership’s anticipated production, the Partnership expects a positive cash flow from operations for the remainder of 2008.  Changes in market prices for oil and natural gas directly affect the level of our cash flow from operations.  While a decline in oil and natural gas prices would affect the amount of cash flow that would be generated from operations, the Partnership had oil and natural gas derivatives in place, as of September 30, 2008, covering 26% of our expected oil production and 50% of our expected natural gas production for the remainder of 2008, thereby providing price certainty for a substantial portion of our 2008 cash flow.  The Partnership’s current derivatives positions could change based on changes in oil and natural gas futures markets, the view of underlying oil and natural gas supply and demand trends and changes in volumes produced.  Partnership oil and natural gas derivatives as of September 30, 2008 are detailed in Note 4, Derivative Financial Instruments to the accompanying unaudited condensed financial statements.

Information related to the oil and gas reserves of the Partnership’s wells is discussed in detail in the partnership 2007 Form 10-K/A, Note 7, Supplemental Reserve Information and Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves (Unaudited).

No bank borrowings are anticipated until such time as recompletions of the Codell formation in the Wattenberg Field wells are undertaken by the Partnership, which is expected to occur in 2011 or later.

PDC, as Managing General Partner, does not believe liquidity relative to its own business interests, nor that of the Partnership, has been materially affected by the recent events in the credit markets.  The Managing General Partner continues to monitor events and circumstances surrounding lenders in its credit facility and has experienced no disruptions in its ability to access this facility.  However, the Managing General Partner cannot predict with any certainty the impact to the Partnership of any continued disruption in the credit environment.

CONTRACTUAL OBLIGATIONS AND CONTINGENT COMMITMENTS

The table below sets forth the Partnership's contractual obligations and contingent commitments as of September 30, 2008.

	Payments due by period
		Less			More
		than			than
	Total	1 Year	1-3 Years	3-5 years	5 years
Asset retirement obligations	800,373	-	-	-	800,373
Total	$800,373	$-	$-	$-	$800,373

COMMITMENTS AND CONTINGENCIES

See Note 6, Commitments and Contingencies to the accompanying unaudited condensed financial statements.

RECENT ACCOUNTING STANDARDS

See Note 2, Recent Accounting Standards to the accompanying unaudited condensed financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the accompanying unaudited condensed financial statements, in conformity with accounting principles generally accepted in the U.S., requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The Managing General Partner believes that the Partnership’s accounting policies for revenue recognition, derivatives instruments, oil and natural gas properties, and asset retirement obligations are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties.  There have been no significant changes to these policies or in the underlying accounting assumptions and estimates used in these critical accounting policies from those disclosed in the financial statements and accompanying notes contained in our report on Form 10-K/A for the fiscal year ended December 31, 2007, filed with the SEC on May 21, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Partnership's primary market risk exposure is commodity price risk.  This exposure is discussed in detail below.  See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Critical Accounting Policies and Estimates-Accounting for Derivatives Contracts at Fair Value, of the Partnership’s Annual Report on Form 10K/A for further discussion of the accounting for derivative contracts.

Commodity Price Risk

The Partnership is exposed to the effect of market fluctuations in the prices of oil and natural gas as they relate to the Partnership’s oil and natural gas sales.  Price risk represents the potential risk of loss from adverse changes in the market price of oil and natural gas commodities. The Managing General Partner employs established policies and procedures to manage the risks associated with these market fluctuations using commodity derivatives.  The Partnership’s policy prohibits the use of oil and natural gas derivative instruments for speculative purposes.

Derivative arrangements are entered into by the Managing General Partner on behalf of the Partnership.  None of the Partnership’s derivative instruments are designated as hedging instruments in accordance with the provisions of SFAS No. 133.  The derivative instruments are reported on the Partnership’s balance sheet at fair value as a net short-term or long-term receivable from, or payable to, the Managing General Partner.  Changes in the fair value of the Partnership’s share of derivatives are recorded in the statement of operations under “Oil and gas price risk management gain, net.

Validation of a contract’s fair value is performed by the Managing General Partner, and while it uses common industry practices to develop our valuation techniques, changes in the Partnership’s pricing methodologies or the underlying assumptions could result in significantly different fair values.

Risk Management Strategies

The results of the Partnership’s operations and operating cash flows are affected by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, the Managing General Partner has entered into various derivative instruments on behalf of the Partnership.  As of September 30, 2008, our oil and natural gas derivative instruments were comprised of “swaps” and “collars.”These instruments generally consist of CIG index-based contracts for Colorado natural gas production and NYMEXindex-based swaps for our Colorado oil production.

•
For swap instruments, PDC, as Managing General Partner, receives a fixed price for the derivative contracts and pay a floating market price to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.

•
Collars contain a fixed floor price (put) and ceiling price (call). If the market price exceeds the call strike price or falls below the fixed put strike price, PDC, as Managing General Partner, receives the fixed price and pays the market price.  If the market price is between the call and put strike price, no payments are due either party.

The Managing General Partner purchases floor and ceiling “collars” to protect against price declines in future periods.  While these derivatives are structured to reduce the Partnership's exposure to changes in price associated with the derivative commodity, they also limit the benefit the Partnership might otherwise have received from price changes in the physical market.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The following table presents monthly average NYMEX and CIG closing prices for oil and natural gas for the nine months ended September 30, 2008, and the year ended December 31, 2007, as well as average sales prices the Partnership realized for the respective commodity.

	Nine
	Months	Year
	Ended	Ended
	September	December
	30, 2008	31, 2007

Average Index Closing Prices:
Oil (per Barrel)
NYMEX	$112.39	$69.79

Natural Gas (per Mmbtu)
CIG	7.09	3.97

Average Sales Price:
Oil	98.47	58.55
Natural Gas	$7.56	$4.63

Based on a sensitivity analysis as of September 30, 2008, it was estimated that a 10% increase in oil and natural gas prices over the entire period for which the Partnership has derivatives currently in place would have resulted in a decrease in unrealized gains of $2,017,301 and a 10% decrease in oil and natural gas prices would have resulted in an increase in unrealized gains of $2,051,799.

See Note 3, Transactions with Managing General Partner and Affiliates and Note 4, Derivative Financial Instruments to the accompanying unaudited condensed financial statements for additional disclosure regarding derivative instruments including, but not limited to, a summary of the open derivative positions as of November 6, 2008.

Credit Risk

By using derivative financial instruments to manage exposures to changes in commodity prices, the Partnership exposes itself to credit risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes the Managing General Partner, which in turn owes the Partnership, thus creating repayment risk.

The Managing General Partner attempts to reduce credit risk by diversifying our counterparty exposure and entering into transactions with high-quality counterparties.  Where exposed to credit risk, the Managing General Partner analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis.  The Managing General Partner has experienced no counterparty defaults losses.

The Partnership’s commodity-based derivative contracts expose the Partnership to the credit risk of non-performance by the counterparty to the contracts.  These contracts consist of fixed-price swaps and collars.  The Managing General Partner uses two investment grade financial institutions as counterparties to derivative contracts.  PDC has evaluated the credit risk of receivables from counterparties using credit default swap values for each counterparty with the outstanding hedge positions for the appropriate time period to calculate the maximum exposure.  The Managing General Partner has evaluated the maximum credit risk exposure and determined that it is immaterial to the Partnership.  The recent disruption in the credit market has had a significant adverse impact on a number of financial institutions.  The Managing General Partner has reviewed the credit worthiness of these financial institutions.  However our procedures and the credit agencies ratings and reports can not guarantee performance in these uncertain times.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Disclosure of Limitations

Because the information above included only those exposures that exist at September 30, 2008, it does not consider those exposures or positions which could arise after that date.  As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations depends on the future exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

Item 4T.	Controls and Procedures

The Partnership has no direct management or officers.  The management, officers and other employees that provide services on behalf of the Partnership are employed by the Managing General Partner.

As discussed in Petroleum Development Corporation’s Annual Report on Form 10K for the period ending December 31, 2007, the Managing General Partner did not maintain effective controls as of December 31, 2007, over the (1) completeness, accuracy, validity and restricted access of certain key financial statement spreadsheets that support all significant balance sheet and income statement accounts and (2) policies and procedures, or personnel with sufficient technical expertise to record derivative activities in accordance with generally accepted accounting principles.

This Partnership quarterly report does not include a report of the Managing General Partnership management’s assessment regarding the Partnership’s internal control over financial reporting or an attestation report of the Partnership’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, PDC, as Managing General Partner on behalf of the Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures.  Disclosure controls and procedures are defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as the controls and procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Management of the Managing General Partner identified the following material weaknesses related to the effectiveness of the Partnership’s internal controls over financial reporting as of September 30, 2008:

•
The support for the Partnership’s general ledger depends in part on the effectiveness of controls of the Managing General Partner’s spreadsheets.  The overall ineffectiveness of the Managing General Partner's spreadsheet controls could have a material effect on the Partnership’s financial statements.  The Partnership did not maintain effective controls to ensure the completeness, accuracy, and validity of key financial statement spreadsheets generated by the Managing General Partner.  These spreadsheets are utilized by the Partnership to support significant balance sheet and income statement accounts.

•
The support for the Partnership’s derivative calculations depends in part on the effectiveness of controls of the Managing General Partner’s process.  The overall effectiveness of the Managing General Partner's derivative controls could have a material effect on the Partnership’s financial statements.  The Partnership did not maintain effective controls to ensure that the Managing General Partner had policies and procedures, or personnel with sufficient technical expertise to record derivative activities in accordance with generally accepted accounting principles.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

These material weaknesses could result in a misstatement of our financial statement accounts and disclosures that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected in a timely manner.  However, due to the nature and extent of the material weaknesses noted, the Partnership is not able to quantify the dollar amount of exposure or potential range of the dollar amount of potential revisions to the financial statements from these material weaknesses.

Based on the material weaknesses cited above, in conjunction with the Managing General Partner’s material weaknesses in the same two areas, the Managing General Partner’s Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were not effective as of June 30, 2008.  Because of these material weaknesses, we performed additional procedures to ensure that the accompanying unaudited condensed financial statements as of and for the three and nine months ended September 30, 2008, were fairly presented in all material respects in accordance with generally accepted accounting principles. These additional procedures consisted of enhanced analytical procedures, performed during the March 30, 2008, June 30, 2008 and September 30, 2008 quarterly financial closings, by Partnership personnel to test the reasonableness of spreadsheet information provided by the Managing General Partner.  These reasonableness tests were used to assess the validity of the information in the spreadsheets.  Partnership personnel also reviewed spreadsheets for completeness and tested them for accuracy.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting in the second quarter of 2008. During the first and third quarters of 2008, the Managing General Partner made the following changes in the Partnership's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Partnership's internal controls over financial reporting:

—
During the first quarter of 2008, the Managing General Partner implemented the general ledger, accounts receivable, cash receipts, revenue, financial reporting, and joint interest billing modules as part of a new broader financial system.  The Managing General Partner had planned to implement a Partnership distribution module in 2008, however, the Managing General Partner currently does not expect this module to be in place until 2009.  The new financial system will enhance operating efficiencies and provide more effective management of Partnership business operations and processes.  The Managing General Partner believes the phased-in implementation approach it is taking reduces the risks associated with the new financial system implementation. The Managing General Partner has taken the necessary steps to monitor and maintain appropriate internal controls during this period of change.  These steps include documenting all new business process changes related to the new financial statement; testing all new business processes on the new financial system; and conducting training related to the new business processes and to the new financial system software.  The Managing General Partner expects the implementation of the new financial system will strengthen the overall systems of internal controls due to enhanced automation and integration of related processes.  The Managing General Partner continues to modify the design and documentation of internal control processes and procedures related to the new financial system to supplement and complement existing internal controls over financial reporting.  The system changes were developed to integrate systems and consolidate information, and were not undertaken in response to any actual or perceived deficiencies in the Partnership's internal control over financial reporting.  Testing of the controls related to these new systems is ongoing and is included in the scope of the Managing General Partner's assessment of the Partnership's internal control over financial reporting for 2008.

—
During the third quarter of 2008, the Managing General Partner improved controls over certain key financial statement spreadsheets that support all significant balance sheet and income statement accounts.  Specifically, the Managing General Partner enhanced the spreadsheet policy to provide additional clarification and guidance with regard to risk assessment and enforced controls over:1) the security and integrity of the data used in the various spreadsheets, 2) access to the spreadsheets, 3) changes to spreadsheet functionality and the related approval process and documentation and 4) increased management’s review of the spreadsheets.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

—
During the third quarter of 2008, in addition to accredited derivative training attended by key personnel, the Managing General Partner created and documented a desktop procedure to:1) ensure the completeness and accuracy of the Managing General Partner’s derivative activities and 2) supplement key controls previously existing in the process.  Further, the desktop procedure provides for a more robust review of the Managing General Partner’s derivative process.  This procedure will continue to be enhanced throughout the fourth quarter of 2008.

Remediation of Material Weaknesses in Internal Control

PDC, the Managing General Partner, with oversight from the Audit Committee of its Board of Directors, has been addressing the material weaknesses disclosed in its 2007 Annual Report on Form 10-K and Item 4 of its subsequently filed Quarterly Report on Form 10-.  QPDC believes, through the implementation of the above changes in internal controls over financial reporting, that it will be able to remediate these known material weaknesses as of December 31, 2008.  However, these control weaknesses will not be considered remediated until the changes in internal controls over financial reporting are operating effectively for a sufficient period of time and PDC has concluded, through testing, that these controls are operating effectively.

Until PDC, the Managing General Partner, has concluded that it has remediated these known material weaknesses in internal control over financial reporting, the Managing General Partner will perform additional analysis and procedures in order to ensure that its condensed consolidated financial statements contained in its subsequent SEC filings are prepared in accordance with generally accepted accounting principles in the United States.

The Managing General Partner continues to evaluate the ongoing effectiveness and sustainability of these changes in internal control over financial reporting, and, as a result of the ongoing evaluation, may identify additional changes to improve internal control over financial reporting.  Further information regarding the material weaknesses of the Managing General Partner referenced above may be found in the Managing General Partner, PDC’s Annual Report on Form 10K for the period ending December 31, 2007 under Item 8 Financial Statements and Supplementary Data Management’s Report on Internal Control Over Financial Reporting and Item 9A, Controls and Procedures, contained therein.

In addition to the remedial measures already taken by the Partnership personnel and the Managing General Partner, the Partnership plans to initiate a plan to make similar changes to internal control over financial reporting to improve controls over certain key financial statement spreadsheets that support all significant balance sheet and income statement accounts.  The Partnership will also create and document a procedural framework to ensure the completeness and accuracy of the Partnership’s derivative activities.  This plan is expected to be complete by December 31, 2008 with implementation planned for the first half of 2009.  At present, the Partnership has not quantified the cost of this initiative, however the majority of this cost is expected to be paid by the Managing General Partner.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding Rockies Region 2006 Limited Partnership (the “Partnership” or “Registrant”) legal proceedings can be found in Note 6, Commitments and Contingencies, to our accompanying unaudited condensed financial statements.

Item 1A.	Risk Factors

As a smaller reporting company, the Partnership refers the reader to its current required risk factor disclosure contained in Item 1A, Risk Factors, of the Partnership's report on Form 10K/A for the period ended December 31, 2007 filed with the Securities and Exchange Commission, or SEC, on May 21, 2008.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The Partnership faces many risks.  Factors that could materially adversely affect its business, financial condition, operating results and liquidity are described Item 1A, Risk Factors, of the Partnership's report on Form 10K/A for the period ended December 31, 2007 filed with the Securities and Exchange Commission, or SEC, on May 21, 2008.  This information should be considered carefully, together with other information in this report and other reports and materials the Partnership files with the SEC.  Material changes from the risk factors previously disclosed in the Partnership's Form 10-K/A are the addition of the third paragraph to thestate laws and regulations and the inclusion of disclosure on the risk factors associated to the current global financial market conditions.

The Partnership is subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of doing business.

The Partnership’s oil and natural gas development and production are regulated extensively at the federal, state and local levels. Environmental and other governmental laws and regulations have increased the costs to plan, design, drill, install, operate and abandon natural gas and oil wells.  Under these laws and regulations, the Partnership could also be liable for personal injuries, property damage and other damages.  Failure to comply with these laws and regulations may result in the suspension or termination of operations and subject us to administrative, civil and criminal penalties.  Moreover, public interest in environmental protection has increased in recent years, and environmental organizations have opposed, with some success, certain drilling projects.

Part of the regulatory environment includes federal requirements for obtaining environmental assessments, environmental impact studies and/or plans of development before commencing exploration and production activities.  In addition, Partnership activities are subject to the regulation by natural gas and oil-producing states of conservation practices and protection of correlative rights.  These regulations affect operations, increase the cost of development and production and limit the quantity of natural gas and oil that can be produced and sold.  A major risk inherent in Partnership drilling plans is the need to obtain drilling permits from state and local authorities.  Delays in obtaining regulatory approvals, drilling permits, the failure to obtain a drilling permit for a well or the receipt of a permit with unreasonable conditions or costs could have a material adverse effect on the Partnership’s ability to explore on or develop our properties.  Additionally, the natural gas and oil regulatory environment could change in ways that might substantially increase our financial and managerial costs to comply with the requirements of these laws and regulations and, consequently, adversely affect the Partnership’s profitability.  Furthermore, these additional costs may put the Partnership at a competitive disadvantage compared to larger companies in the industry which can spread such additional costs over a greater number of wells and larger operating staff.

Illustrative of these risks, are regulations currently proposed by the State of Colorado which target the oil and natural gas industry.  These multi-faceted proposed regulations significantly enhance requirements regarding oil and natural gas permitting, environmental requirements, and wildlife protection.  The wildlife protection requirements, in particular, could require an intensive wildlife survey prior to any drilling, and may further entirely prohibit drilling for extended periods during certain wildlife breeding seasons.  Many landowners and energy companies are strenuously opposing these proposed regulatory changes, and it is impossible at this time to assess the form of the final regulations or the cost to the Partnership.  Significant permitting delays and increased costs could result from any final regulations.

Recent disruptions in the global financial markets and the likely related economic downturn may further decrease the demand for oil and gas and the process of oil and gas.

During the third quarter of 2008 and to date, prices for oil and gas decreased significantly.  The well-publicized global financial market disruptions and the related economic downturn may additionally decrease demand for oil and gas and therefore lower oil and gas prices.  If there is such an additional reduction in demand, the production of gas in particular may be in oversupply.  We operate in a highly competitive industry, and certain competitors may have lower operating costs in such an environment.  Furthermore, as a result of these disruptions in the financial markets, it is possible that in future years the Partnership would not be able to borrow sufficient funds to recomplete most of the wells producing from the Codell formation in the Wattenberg Field wells after they have been in production for five years or more, although the exact timing may be delayed or accelerated due to changing commodity prices.  For more information regarding the Wattenberg Field recompletion plan, see Item 1 Business, Plan of Operations of the Partnership’s Annual Report on Form 10K/A filed May 21, 2008.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unit Repurchase Program:Beginning May 2010, the third anniversary of the date of the first Partnership cash distributions, Investor Partners of the Partnership may request the Managing General Partner repurchase their respective individual investor units, up to an aggregate total limit during any calendar year for all requesting Investor Partner unit repurchases, of 10% of the initial subscription units. There were no repurchases under the Unit Repurchase Program, during the three months ended September 30, 2008.

Other Repurchases:Individual investor partners periodically offer and PDC repurchases, units on a negotiated basis before the third anniversary of the date of the first cash distribution.  There were no other repurchases of individual investor units during the three months ended September 30, 2008.

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

31.2
Certification by Chief Financial Officer of Petroleum Development Corporation, the Managing General Partner of the Partnership, pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification by Chief Executive Officer of Petroleum Development Corporation, theManaging General Partner of the Partnership, pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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
November 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard W. McCullough	Chief Executive Officer	November 14, 2008
Petroleum Development Corporation,
Managing General Partner of the Registrant
(Principal financial officer)

/s/ Darwin L. Stump	Chief Accounting Officer	November 14, 2008
Petroleum Development Corporation,
Managing General Partner of the Registrant
(Principal accounting officer)