Form 10-Q
period 2010-06-30
Rockies Region 2006 Limited Partnership
filed 2010-08-13
CIK 1376912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended June 30, 2010
or

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
Yes ☑No ☐

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of June 30, 2010 the Partnership had 4,497.03 units of limited partnership interest and no units of additional general partnership interest outstanding.

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

All statements other than statements of historical facts included in and incorporated by reference into this report are forward-looking statements.  Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements herein, which include statements of estimated natural gas and oil production and reserves, drilling plans, future cash flows, anticipated liquidity, anticipated capital expenditures and the Managing General Partner Petroleum Development Corporation’s (“PDC’s”) strategies, plans and objectives.  However, these words are not the exclusive means of identifying forward-looking statements herein.  PDC now conducts business under the name “PDC Energy.”

Although forward-looking statements contained in this report reflect the Managing General Partner's good faith judgment, such statements can only be based on facts and factors currently known to the Managing General Partner.  Consequently, forward-looking statements are inherently subject to risks and uncertainties, including risks and uncertainties incidental to the development, production and marketing of natural gas and oil, and actual outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•	changes in production volumes, worldwide demand, and commodity prices for natural gas and oil;
•	changes in estimates of proved reserves;
•	the timing and extent of the Partnership’s success in further developing and producing the Partnership’s natural gas and oil reserves;
•	the Managing General Partner’s ability to acquire drilling rig services, supplies and services at reasonable prices;
•	risks incident to the recompletion and operation of natural gas and oil wells;
•	future production and well recompletion costs;
•	the availability of Partnership future cash flows for investor distributions or funding of Well Recompletion Plan activities;
•	the availability of sufficient pipeline and other transportation facilities to carry Partnership production and the impact of these facilities on price;
•	the effect of existing and future laws, governmental regulations and the political and economic climate of the United States of America, or U.S.;
•	changes in environmental laws and the regulations and enforcement related to those laws;
•	the identification of and severity of environmental events and governmental responses to the events;
•	the effect of natural gas and oil derivatives activities;
•	conditions in the capital markets; and
•	losses possible from pending or future litigation.

Further, the Partnership urges the reader to carefully review and consider the cautionary statements made in this report, the Partnership’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission, or SEC, on March 31, 2010, (“2009 Form 10-K”), and the Partnership’s other filings with the SEC and public disclosures.  The Partnership cautions you not to place undue reliance on forward-looking statements, which speak only as of the date of this report. Other than as required under the securities laws, the Partnership undertakes no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events.

Index

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Rockies Region 2006 Limited Partnership
Condensed Balance Sheets
(unaudited)

	June 30,	December 31,
	2010	2009*
Assets

Current assets:
Cash and cash equivalents	$5,191	$5,278
Accounts receivable	784,275	1,022,281
Oil inventory	32,957	44,266
Due from Managing General Partner-derivatives	1,480,308	1,414,982
Due from Managing General Partner-other, net	955,015	413,982
Total current assets	3,257,746	2,900,789

Oil and gas properties, successful efforts method, at cost	97,899,956	97,856,261
Less: Accumulated depreciation, depletion and amortization	(38,708,672)	(35,009,030)
Oil and gas properties, net	59,191,284	62,847,231

Due from Managing General Partner-derivatives	2,541,194	1,084,358
Total noncurrent assets	61,732,478	63,931,589

Total Assets	$64,990,224	$66,832,378

Liabilities and Partners' Equity

Current liabilities:
Accounts payable and accrued expenses	$263,021	$129,730
Due to Managing General Partner-derivatives	1,105,796	1,180,416
Total current liabilities	1,368,817	1,310,146

Due to Managing General Partner-derivatives	2,684,850	3,221,492
Asset retirement obligations	1,068,414	1,039,044
Total liabilities	5,122,081	5,570,682

Commitments and contingent liabilities

Partners' equity:
Managing General Partner	17,215,199	17,730,814
Limited Partners - 4,497.03 units issued and outstanding	42,652,944	43,530,882
Total Partners' equity	59,868,143	61,261,696

Total Liabilities and Partners' Equity	$64,990,224	$66,832,378

*Derived from audited 2009 balance sheet

See accompanying notes to unaudited condensed financial statements.

Index

Rockies Region 2006 Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Natural gas and oil sales	$2,498,062	$2,509,543	$5,928,581	$5,014,477
Commodity price risk management gain (loss), net	825,304	(2,093,985)	3,446,440	(1,924,598)
Total revenues	3,323,366	415,558	9,375,021	3,089,879

Operating costs and expenses:
Natural gas and oil production costs	936,993	779,217	1,601,258	1,837,597
Direct costs - general and administrative	45,548	135,013	83,670	369,558
Depreciation, depletion and amortization	1,763,659	2,335,408	3,699,642	4,894,584
Exploratory dry hole costs	-	81	-	81
Accretion of asset retirement obligations	14,789	10,139	29,370	20,278
Total operating costs and expenses	2,760,989	3,259,858	5,413,940	7,122,098

Income (loss) from operations	562,377	(2,844,300)	3,961,081	(4,032,219)

Interest income	-	292	-	7,418

Net income (loss)	$562,377	$(2,844,008)	$3,961,081	$(4,024,801)

Net income (loss) allocated to partners	$562,377	$(2,844,008)	$3,961,081	$(4,024,801)
Less: Managing General Partner interest in net income (loss)	208,080	(1,052,283)	1,465,600	(1,489,176)
Net income (loss) allocated to Investor Partners	$354,297	$(1,791,725)	$2,495,481	$(2,535,625)

Net income (loss) per Investor Partner unit	$79	$(398)	$555	$(564)

Investor Partner units outstanding	4,497.03	4,497.03	4,497.03	4,497.03

See accompanying notes to unaudited condensed financial statements.

Index

Rockies Region 2006 Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$3,961,081	$(4,024,801)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	3,699,642	4,894,584
Accretion of asset retirement obligations	29,370	20,278
Unrealized (gain) loss on derivative transactions	(2,133,424)	5,955,728
Exploratory dry hole costs	-	81
Changes in operating assets and liabilities:
Decrease in accounts receivable	238,006	195,653
Decrease in oil inventory	11,309	4,546
Increase (decrease) in accounts payable and accrued expenses	133,291	(90,309)
(Increase) decrease in due from Managing General Partner - other, net	527,624	1,961,724
Net cash provided by operating activities	6,466,899	8,917,484

Cash flows from investing activities:
Capital expenditures for oil and gas properties	(1,112,352)	(38,925)
Proceeds from sale of equipment	-	40,048
Proceeds from Colorado sales tax refund related to capital purchases	-	50,047
Net cash (used in) provided by investing activities	(1,112,352)	51,170

Cash flows from financing activities:
Distributions to Partners	(5,354,634)	(8,966,679)
Net cash used in financing activities	(5,354,634)	(8,966,679)

Net (decrease) increase in cash and cash equivalents	(87)	1,975
Cash and cash equivalents, beginning of period	5,278	203,462
Cash and cash equivalents, end of period	$5,191	$205,437

Supplemental disclosure of non-cash activity:
Change in Due to/from Managing General Partner−other, net, related to purchases of properties and equipment	$(1,068,657)	$-

See accompanying notes to unaudited condensed financial statements.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

Note 1−General and Basis of Presentation

The Rockies Region 2006 Limited Partnership was organized as a limited partnership on July 20, 2006, in accordance with the laws of the State of West Virginia for the purpose of engaging in the exploration and development of natural gas and oil properties.  Upon completion of the private placement of Partnership units on September 7, 2006 the Partnership was funded and commenced its business operations.  The Partnership owns natural gas and oil wells located in Colorado and North Dakota, and from the wells, the Partnership produces and sells natural gas and oil.

Purchasers of partnership units subscribed to and fully paid for 47.25 units of limited partner interests and 4,449.78 units of additional general partner interests at $20,000 per unit.  In accordance with the terms of the Limited Partnership Agreement (the “Agreement”), Petroleum Development Corporation, a Nevada Corporation that now conducts business under the name “PDC Energy,” is the Managing General Partner of the Partnership (hereafter, the “Managing General Partner” or “PDC”) and has a 37% Managing General Partner ownership in the Partnership.  Upon completion of the drilling phase of the Partnership's wells, all additional general partners units were converted into units of limited partner interests and thereafter became limited partners of the Partnership.  Throughout the term of the Partnership, revenues, costs, and cash distributions are allocated 63% to the limited and additional general partners (collectively, the “Investor Partners”), which are shared pro rata based upon the portion of units owned in the Partnership, and 37% to the Managing General Partner.

As of June 30, 2010, there were 2,025 Investor Partners.  As of June 30, 2010 the Managing General Partner has repurchased 8.0 units of the total 4,497.03 outstanding units of Partnership interests from Investor Partners at an average price of $10,115 per unit and, as a result, participates in the sharing of revenues, costs and cash distributions as both an investor partner and as the Managing General Partner.

The Managing General Partner, under the terms of the Drilling and Operating Agreement (the “D&O Agreement”), has full authority to conduct the Partnership’s business and actively manage the Partnership.  The Partnership expects continuing operations of its natural gas and oil properties until such time that the Partnership’s wells are depleted or become uneconomical to produce, at which time that well may be sold or plugged, reclaimed and abandoned.  The Partnership’s maximum term of existence extends through December 31, 2056, unless dissolved by certain conditions stipulated within the Agreement which are unlikely to occur at this time, or by written consent of the Investor Partners owning a majority of outstanding units at that time.

In the Managing General Partner’s opinion, the accompanying interim unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the Partnership’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC.  Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted.  The information presented in this quarterly report on Form 10-Q should be read in conjunction with the Partnership’s audited financial statements and notes thereto included in the Partnership’s 2009 Form 10-K.  The Partnership’s accounting policies are described in the Notes to Financial Statements in the Partnership’s 2009 Form 10-K and updated, as necessary, in this Form 10-Q.  The results of operations for the three and six months ended June 30, 2010, and the cash flows for the six months ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year or any other future period.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

Note 2−Recent Accounting Standards

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

Internal Control over Financial Reporting in Exchange Act Periodic Reports

On July 21, 2010, the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act made permanent the SEC’s non-accelerated filer’s exemption, previously set to expire after December 15, 2010, from compliance with Section 404(b) of the Sarbanes-Oxley Act of 2002, or SOX.  Therefore, as a non-accelerated filer, the Partnership is permanently exempted from the SOX requirement that SEC registrants provide an attestation report on the effectiveness of internal controls over financial reporting by the registrant’s external auditor.

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

	June 30,	December 31,
	2010	2009

Natural gas and oil sales revenues collected from the Partnership's third-party customers	$804,102	$1,073,920
Commodity Price Risk Management, Realized Gains	147,605	963,873
Other (1)(2)	3,308	(1,623,811)
Total Due from Managing General Partner-other, net	$955,015	$413,982

(1)
All other unsettled transactions, excluding derivative instruments, between the Partnership and the Managing General Partner.  The majority of these are operating costs or general and administrative costs which have not been deducted from distributions.

(2)
At December 31, 2009, this amount includes the Partnership’s liability recorded in the account “Due to Managing General Partner - other” for additional drilling costs of $1,068,657 incurred in 2008, which were in excess of drilling advances paid to the Managing General Partner.  During the six months ended June 30, 2010, distributable cash flows of $1,068,657 were retained for the full payment of this obligation.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

The following table presents Partnership transactions, excluding derivative transactions which are more fully detailed in Note 5, Derivative Financial Instruments, with the Managing General Partner and its affiliates for three and six months ended June 30, 2010 and 2009.  “Well operations and maintenance” and “Gathering, compression and processing fees” are included in “Natural gas and oil production costs” on the statements of operations.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Well operations and maintenance	$651,498	$641,422	$1,148,272	$1,462,805
Gathering, compression and processing fees	125,959	30,287	207,354	102,749
Direct costs - general and administrative	45,548	135,013	83,670	369,558
Cash distributions*	841,099	1,666,668	1,987,216	3,323,324

*Cash distributions include $2,540 and $6,001 during the three and six months ended June 30, 2010, and $3,464 and $5,656 during the three and six months ended June 30, 2009 related to equity cash distributions on Investor Partner units repurchased by PDC.

Note 4−Fair Value Measurements

Derivative Financial Instruments.  The Partnership measures fair value based upon quoted market prices, where available.  The valuation determination includes: (1) identification of the inputs to the fair value methodology through the review of counterparty statements and other supporting documentation, (2) determination of the validity of the source of the inputs, (3) corroboration of the original source of inputs through access to multiple quotes, if available, or other information and (4) monitoring changes in valuation methods and assumptions.  The methods described above may produce a fair value calculation that may not be indicative of future fair values.  The valuation determination also gives consideration to nonperformance risk on Partnership liabilities in addition to nonperformance risk on PDC’s own business interests and liabilities, as well as the credit standing of derivative instrument counterparties.  The Managing General Partner primarily uses financial institutions, who are also major lenders in PDC’s credit facility agreement, as counterparties to the Partnership’s derivative contracts.  The Managing General Partner has evaluated the credit risk of the counterparties holding the Partnership’s derivative assets using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  Based on the Managing General Partner’s evaluation, as of June 30, 2010, the impact of nonperformance risk on the fair value of the Partnership’s derivative assets and liabilities was not significant.  Validation of the Partnership’s contracts’ fair values are performed internally and while the Managing General Partner uses common industry practices to develop valuation techniques, changes in the Managing General Partner’s pricing methodologies or the underlying assumptions could result in significantly different fair values.  While the Managing General Partner believes these valuation methods are appropriate and consistent with those used by other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

The following table presents, by hierarchy level, the Partnership’s derivative financial instruments, including both current and non-current portions measured at fair value.

	Quoted Prices in Active Markets	Significant Unobservable Inputs
	(Level 1)	(Level 3)	Total

As of December 31, 2009
Assets:
Commodity based derivatives	$1,094,091	$1,405,249	$2,499,340
Total assets	1,094,091	1,405,249	2,499,340

Liabilities:
Commodity based derivatives	(90,257)	(296,710)	(386,967)
Basis protection derivative contracts	-	(4,014,941)	(4,014,941)
Total liabilities	(90,257)	(4,311,651)	(4,401,908)

Net asset (liability)	$1,003,834	$(2,906,402)	$(1,902,568)

As of June 30, 2010
Assets:
Commodity based derivatives	$3,463,182	$558,320	$4,021,502
Total assets	3,463,182	558,320	4,021,502

Liabilities:
Commodity based derivatives	-	(161,238)	(161,238)
Basis protection derivative contracts	-	(3,629,408)	(3,629,408)
Total liabilities	-	(3,790,646)	(3,790,646)

Net asset (liability)	$3,463,182	$(3,232,326)	$230,856

The following table presents the changes of the Partnership’s Level 3 derivative financial instruments measured on a recurring basis:

Six months ended
June 30, 2010
Fair value, net liability, as of December 31, 2009	$(2,906,402)
Changes in fair value included in statement of operations line item:
Commodity price risk management, net	555,191
Settlements	(881,115)
Fair value, net liability, as of June 30, 2010	$(3,232,326)

Change in unrealized gains (losses) relating to assets (liabilities) still held as of June 30, 2010 included in statement of operations line item:
Commodity price risk management, net	$420,028

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

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

Note 5−Derivative Financial Instruments

As of June 30, 2010, the Partnership had derivative instruments, comprised of commodity collars, commodity fixed-price swaps and basis protection swaps, in place for a portion of its anticipated production through 2013 for a total of 3,130,067 MMbtu of natural gas and 41,422 Bbls of oil.  Partnership policy prohibits the use of natural gas and oil derivative instruments for speculative purposes.

The following table summarizes the line item and fair value amounts of the Partnership’s derivative instruments in the accompanying balance sheets.

			Fair Value
		Balance Sheet	June 30,	December 31,
Derivative instruments not designated as hedge (1):		Line Item	2010	2009

Derivative Assets:	Current
	Commodity contracts	Due from Managing General Partner-derivatives	$1,480,308	$1,414,982

	Non Current
	Commodity contracts	Due from Managing General Partner-derivatives	2,541,194	1,084,358

Total Derivative Assets			$4,021,502	$2,499,340

Derivative Liabilities:	Current
	Commodity contracts	Due to Managing General Partner-derivatives	$(75,699)	$(92,588)

	Basis protection contracts	Due to Managing General Partner-derivatives	(1,030,097)	(1,087,828)

	Non Current
	Commodity contracts	Due to Managing General Partner-derivatives	(85,539)	(294,379)

	Basis protection contracts	Due to Managing General Partner-derivatives	(2,599,311)	(2,927,113)

Total Derivative Liabilities			$(3,790,646)	$(4,401,908)

(1) As of June 30, 2010 and December 31, 2009, none of the Partnership’s derivative instruments were designated as hedges.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

The following table summarizes the impact of the Partnership’s derivative instruments on the Partnership’s accompanying statements of operations for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30,
	2010			2009
Statement of operations line item	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Losses For the Current Period	Total

Commodity price risk management, net
Realized gains (losses)	$149,054	$41,582	$190,636	$1,694,539	$(144,347)	$1,550,192
Unrealized (losses) gains	(149,054)	783,722	634,668	(1,694,539)	(1,949,638)	(3,644,177)
Total commodity price risk management gain (loss), net	$-	$825,304	$825,304	$-	$(2,093,985)	$(2,093,985)

	Six months ended June 30,
	2010			2009
Statement of operations line item	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total

Commodity price risk management, net
Realized gains	$744,857	$568,159	$1,313,016	$3,295,488	$735,642	$4,031,130
Unrealized (losses) gains	(744,857)	2,878,281	2,133,424	(3,295,488)	(2,660,240)	(5,955,728)
Total commodity price risk management gain (loss), net	$-	$3,446,440	$3,446,440	$-	$(1,924,598)	$(1,924,598)

Concentration of Credit Risk. A significant component of the Partnership’s future liquidity is concentrated in derivative instruments that enables the Partnership to manage a portion of its exposure to price volatility from producing natural gas and oil.  These arrangements expose the Partnership to the risk of nonperformance by the counterparties.  The Managing General Partner primarily uses financial institutions, who are also major lenders in the Managing General Partner’s credit facility agreement, as counterparties to the derivative contracts.  To date, the Partnership has experienced no counterparty defaults.

Note 6−Commitments and Contingencies

Environmental

Due to the nature of the natural gas and oil business, the Partnership is exposed to environmental risks.  The Managing General Partner has various policies and procedures to avoid environmental contamination and mitigate the risks from environmental contamination.  The Managing General Partner conducts periodic reviews to identify changes in the Partnership’s environmental risk profile.  Liabilities are accrued when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated.  As of June 30, 2010, the Partnership had accrued an environmental remediation liability included in Balance Sheet line item captioned “Accounts payable and accrued expenses”.  This accrual represents costs estimated to be incurred in addition to normal recurring environmental-related expenditures which have been incurred and recorded at June 30, 2010.  During the second quarter of 2010, the Managing General Partner identified existing ground contamination on two well sites containing nine of the Partnership's wells.  The accrual of approximately $0.2 million is the estimated cost attributable to the Partnership, based principally on third party bids, to remediate the ground contamination.  The Managing General Partner is not aware of any environmental claims existing as of June 30, 2010, which have not been provided for or would otherwise have a material impact on the Partnership’s financial statements.  However, there can be no assurance that current regulatory requirements will not change or unknown past contamination or non-compliance with environmental laws will not be discovered on the Partnership’s properties.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

On December 8, 2008, the Managing General Partner received a Notice of Violation/Cease and Desist Order (the “Notice”) from the Colorado Department of Public Health and Environment (the “CDPHE”), related to the stormwater permit for the Garden Gulch Road.  The Managing General Partner manages this private road for Garden Gulch LLC.  The Managing General Partner is one of eight users of this road, all of which are oil and gas companies operating in the Piceance Basin of Colorado.  Operating expenses, including amounts arising from this notice, if any, are allocated among the users of the road based upon their respective usage.  The Partnership has 23 wells in this region.  The Notice alleges a deficient and/or incomplete stormwater management plan, failure to implement best management practices and failure to conduct required permit inspections.  The Notice requires corrective action and states that the recipient shall cease and desist such alleged violations.  The Notice states that a violation could result in civil penalties up to $10,000 per day.  The Managing General Partner’s responses were submitted on February 6, 2009, and April 8, 2009.  Commencing in December 2009, the Managing General Partner entered negotiations with the CDPHE regarding this notice and continues to work to bring this matter to closure.  Given the inherent uncertainty in administrative actions of this nature, the Managing General Partner is unable to predict the ultimate outcome of this administrative action at this time and therefore no amounts have been recorded on the Partnership’s financial records.

Derivative Contracts

The Partnership is exposed to the effect of market fluctuations in the prices of natural gas and oil.  The Managing General Partner employs established policies and procedures to manage the risks associated with these market fluctuations by utilizing derivative instruments.  Should the counterparties to the Managing General Partner’s derivative instruments not perform, the Partnership’s exposure to market fluctuations in commodity prices would increase significantly.  The Managing General Partner and the Partnership have had no counterparty defaults.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PDC Sponsored Drilling Program Acquisition Plan

PDC, the managing general partner of various public limited partnerships, has disclosed its intention to pursue the acquisition, within the next three years, of the remaining third-party Investor Partner interests in the limited partnerships which PDC has sponsored, including Rockies Region 2006 Limited Partnership.  (For additional information regarding PDC’s intention to pursue acquisition of PDC sponsored Partnership, refer to Regulation FD disclosure included in Items 2.02 and/or 7.01 of PDC’s Form 8-Ks dated March 4, 2010, June 9, 2010 and July 15, 2010, which information shall not, by reason of this reference, be deemed to be incorporated by reference in, or otherwise be deemed to be part of, this report.)  Under the Acquisition Plan, any offer will be subject to the terms and conditions of a to be proposed merger agreement wherein the Partnership will merge into PDC.  The transaction will also be subject to PDC having sufficient available capital and the approval by a majority of the Investor Partners’ interests, excluding partnership interest owned by PDC, of each respective limited partnership.  Should a purchase offer from PDC be proposed, approved by a majority of the Partnerships’ unaffiliated limited partners, and consummated, the purchase transaction would result in a liquidating cash distribution to all partners and termination of the existence of the Partnership.  There is no assurance that any such acquisition will occur.

Partnership Overview

Rockies Region 2006 Limited Partnership engages in the development, production and sale of natural gas and oil.  The Partnership began natural gas and oil operations in September 2006 and operates 91 gross (89.7 net) producing wells located in the Rocky Mountain Region in the states of Colorado and North Dakota.  The Partnership drilled six additional wells determined to be dry holes: one developmental dry hole and three exploratory dry holes in Colorado and two exploratory dry holes in North Dakota. The Managing General Partner markets the Partnership’s natural gas production to commercial end users, interstate or intrastate pipelines or local utilities, primarily under market sensitive contracts in which the price of natural gas sold varies as a result of market forces.  PDC does not charge an additional fee for the marketing of the natural gas and oil because these services are covered by the monthly well operating charge.  PDC, on behalf of the Partnership in accordance with the D&O Agreement, is authorized to enter into multi-year fixed price contracts or utilize derivatives, including collars, swaps or basis protection swaps, in order to offset some or all of the commodity price variability for particular periods of time.  Seasonal factors, such as effects of weather on prices received and costs incurred, and availability of pipeline capacity, owned by PDC or other third parties, may impact the Partnership's results.  In addition, both sales volumes and prices tend to be affected by demand factors with a seasonal component.

Well Recompletion Plan

The Managing General Partner has developed a plan to initiate recompletion activities during 2012.  This plan includes notifying investor partners that in October 2010, funds to begin these recompletions may be withheld from future distributable cash flows of the Partnership resulting from both current production and any increased production due to recompletion activities.  The funds retained that are necessary for the Partnership to pay for recompletion costs will materially reduce, up to 100%, distributable cash flows for a period of time not to exceed five years.  The Managing General Partner could also elect to fund a portion or the entire Well Recompletion Plan from bank borrowing.  If any or all of the Partnership’s Wattenberg wells are not recompleted, the Partnership will experience a reduction in proved reserves currently assigned to these wells.  Both the number of recompletions and the timing of recompletions will be based on the availability of cash withheld from Partnership distributions or the availability of bank borrowings.  The Managing General Partner believes that, based on projected recompletion costs and projected cash withholding, all partnership recompletions will be completed within a five year period.  Current estimated costs for these well recompletions are between $150,000 and $200,000 per recompletion.  This Partnership potentially has 59 well recompletion opportunities.  Total withholding for these activities from the Partnership’s distributable cash flows is estimated to total between $8.9 million and $11.8 million.  The Managing General Partner will re-evaluate the feasibility of commencing any or all of these recompletion opportunities based on engineering data and a favorable commodity price environment in order to maximize the financial benefit of the recompletion.  Additionally, further-developed Partnership wells may not generate sufficient funds from production to repay financial obligations of the Partnership for borrowed funds, plus interest.  Borrowings, if any, will be non-recourse to the Investor Partners; accordingly, the Partnership, not the Investor Partners, will be responsible for loan repayment.  However, any bank borrowings may be collateralized by the Partnership’s assets.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Implementation of the Well Recompletion Plan would reduce or eliminate Partnership distributions to investors while the work is being conducted and paid for.  Depending upon the level of withholding and the results of operations, it is possible that investors could have taxable income from the Partnership without any corresponding distributions in the future.  Investor Partners are urged to consult a tax advisor to determine all of the relevant federal, state and local tax consequences of the Well Recompletion Plan.  The above discussion is not intended as a substitute for careful tax planning, and third-party Investor Partners should depend upon the advice of their own tax advisors concerning the effects of the Well Recompletion Plan.

Partnership Operating Results Overview

Natural gas and oil sales increased 18% or $0.9 million for the first six months of 2010 compared to the first six months of 2009, even though production volumes decreased 28% period-to-period.  This increase was driven primarily by the improved commodity price environment.  The average sales price per Mcfe, excluding the impact of realized derivative gains, was $6.31 for the current year period compared to $3.83 for the same period a year ago.  Realized derivative gains from natural gas and oil sales contributed an additional $1.40 per Mcfe or $1.3 million to the first six months of 2010 total revenues.  Comparatively, the total per Mcfe price realized, consisting of the average sales price and realized derivative gains, increased to $7.71 for the current year six months from $6.90 for the same prior year period.

The increase in total revenues did not have a corresponding impact on costs and expenses.  Excluding the effect of a $0.2 million accrual for environment remediation costs, natural gas and oil production costs and direct costs−general and administrative decreased by $0.7 million for the current year six months compared to the same prior year period.  The current six month period decrease is primarily due to lease operating costs and a reduction in professional fees in the 2010 period compared to the 2009 period.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

The following table presents selected information regarding the Partnership’s results of operations.

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change
Number of producing wells (end of period)	91	91	-	91	91	-

Production (1)
Natural gas (Mcf)	326,359	461,018	-29%	687,634	960,011	-28%
Oil (Bbl)	20,119	28,775	-30%	41,974	58,403	-28%
Natural gas equivalents (Mcfe) (2)	447,073	633,668	-29%	939,478	1,310,429	-28%

Natural Gas and Oil Sales
Natural gas	$1,070,111	$1,014,410	5%	$2,926,807	$2,477,964	18%
Oil	1,427,951	1,495,133	-4%	3,001,774	2,536,513	18%
Total natural gas and oil sales	$2,498,062	$2,509,543	0%	$5,928,581	$5,014,477	18%

Realized Gain on Derivatives, net
Natural gas	$28,736	$1,126,143	-97%	$999,576	$2,963,483	-66%
Oil	161,900	424,049	-62%	313,440	1,067,647	-71%
Total realized gain on derivatives, net	$190,636	$1,550,192	-88%	$1,313,016	$4,031,130	-67%

Average Selling Price (excluding realized gain on derivatives)
Natural gas (per Mcf)	$3.28	$2.20	49%	$4.26	$2.58	65%
Oil (per Bbl)	70.98	51.96	37%	71.52	43.42	65%
Natural gas equivalents (per Mcfe)	5.59	3.96	41%	6.31	3.83	65%

Average Selling Price (including realized gain on derivatives)
Natural gas (per Mcf)	$3.37	$4.64	-27%	$5.71	$5.67	1%
Oil (per Bbl)	79.02	66.70	18%	78.98	61.71	28%
Natural gas equivalents (per Mcfe)	6.01	6.41	-6%	7.71	6.90	12%

Average Lifting Cost (per Mcfe) (3)	$2.10	$1.23	70%	$1.70	$1.40	22%

Operating costs and expenses
Direct costs - general and administrative	$45,548	$135,013	-66%	$83,670	$369,558	-77%
Depreciation, depletion and amortization	$1,763,659	$2,335,408	-24%	$3,699,642	$4,894,584	-24%

Cash distributions	$2,266,375	$4,495,149	-50%	$5,354,634	$8,966,679	-40%

_______________
(1)
Production is determined by multiplying the gross production volume of properties in which the Partnership has an interest by the percentage of the leasehold or other property interest the Partnership owns.

(2)	A ratio of energy content of natural gas and oil (six Mcf of natural gas equals one Bbl of oil) was used to obtain a conversion factor to convert oil production into equivalent Mcf of natural gas.
(3)	Production costs represent natural gas and oil operating expenses which include production taxes.

Definitions used throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations:

•	Bbl – One barrel or 42 U.S. gallons liquid volume
•	MBbl – One thousand barrels
•	Mcf – One thousand cubic feet
•	MMcf – One million cubic feet
•	Mcfe – One thousand cubic feet of natural gas equivalents
•	MMcfe – One million cubic feet of natural gas equivalents
•	MMbtu – One million British Thermal Units

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Natural Gas and Oil Sales

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

The $0.9 million, or 18% increase in total sales for the 2010 six month period as compared to the prior year period, was primarily a reflection of the significantly higher average sales price per Mcfe of 65%, which was partially offset by a production volume decrease of 28%.  The average sales price per Mcfe, excluding the impact of realized derivative gains, was $6.31 for the current year six month period compared to $3.83 for the same period a year ago.

Oil and natural gas sales increased during the 2010 six month period by $0.5 million and $0.4 million, respectively, on substantially higher commodity pricing that was partially offset by significantly lower production volumes during the period.

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

Total sales remained substantially unchanged at $2.5 million for the 2010 second quarter as compared to the prior year second quarter.  This revenue stability was primarily a reflection of the higher average sales price per Mcfe of 41%, which was partially offset by production volume decrease of 29%.  Average sales prices per Mcfe, excluding the impact of realized derivative gains, were $5.59 for the current year quarter compared to $3.96 for the same quarter a year ago.

The Partnership expects to experience declines in both natural gas and oil production volumes over the wells’ life cycles until such time that the Partnership’s Wattenberg wells may be successfully recompleted.  Subsequent to a successful recompletion, production will once again be expected to decline.

Natural Gas and Oil Pricing

Financial results depend upon many factors, particularly the price of natural gas and oil and on PDC’s ability to market the Partnership’s production effectively.  Natural gas and oil prices are among the most volatile of all commodity prices.  This price volatility has a material impact on the Partnership’s financial results.  Natural gas and oil prices also vary by region and locality, depending upon the distance to markets, and the supply and demand relationships in that region or locality and availability of sufficient pipeline capacity.  This can be especially true in the Rocky Mountain Region.  The combination of increased drilling activity and the lack of local markets have resulted in local market oversupply situations from time to time.  Like most producers in the region, the Partnership relies on major interstate pipeline companies to construct these pipelines to increase capacity, rendering the timing and availability of these facilities and transportation capacity beyond the Partnership’s control.  Oil pricing, unlike natural gas pricing, is driven predominantly by global supply and demand relationships.

The price at which PDC markets the natural gas produced in the Rocky Mountain Region by the Partnership is based on a variety of prices, which primarily includes natural gas sold at Colorado Interstate Gas, or CIG, prices with a portion sold at Mid-Continent, San Juan Basin, Southern California or other nearby regional prices.  The CIG Index, and other indices for production delivered to Rocky Mountain pipelines, has historically been less than the price received for natural gas produced in the eastern regions, which is primarily New York Mercantile Exchange, or NYMEX, based, because of the lack of interstate transmission capacity which moved Rocky Mountain natural gas production to Northeastern U.S. industrial and heating markets.  This negative differential has narrowed in the last year and is lower than historical variances.  This negative differential between NYMEX and CIG averaged $1.13 and $1.38 for the three and six months ended June 30, 2009, respectively, and narrowed to an average of $0.48 and $0.32 for the three and six months ended June 30, 2010, respectively.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Commodity Price Risk Management, Net

The Managing General Partner is authorized to utilize natural gas and oil derivative instruments to manage price risk for PDC as well as sponsored drilling partnerships.  Commodity price risk management, net includes realized gains and losses and unrealized changes in the fair value of derivative instruments related to the Partnership’s natural gas and oil production.  The Managing General Partner sets these instruments for PDC, and the various partnerships managed by PDC.  Derivative financial instrument positions taken by the Managing General Partner on the Partnership’s behalf, are specifically designated to the Partnership’s production volumes. See Note 4, Fair Value Measurements and Note 5, Derivative Financial Instruments, to the Partnership’s unaudited condensed financial statements included in this report, for additional details on the Partnership’s derivative financial instruments.

The following table presents the realized and unrealized derivative gains and losses included in commodity price risk management gain (loss), net.

	Three months ended June 30,		Six months ended June 30,
Commodity price risk management gain (loss), net	2010	2009	2010	2009
Realized gains
Oil	$161,900	$424,049	$313,440	$1,067,647
Natural Gas	28,736	1,126,143	999,576	2,963,483
Total realized gain, net	190,636	1,550,192	1,313,016	4,031,130

Unrealized gains (losses)

Reclassification of realized gains included in prior periods unrealized	(149,054)	(1,694,539)	(744,857)	(3,295,488)
Unrealized gain (loss) for the period	783,722	(1,949,638)	2,878,281	(2,660,240)
Total unrealized gain (loss), net	634,668	(3,644,177)	2,133,424	(5,955,728)
Commodity price risk management gain (loss), net	$825,304	$(2,093,985)	$3,446,440	$(1,924,598)

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

The realized derivative gains for the 2010 six month period were $1.3 million.  These realized gains were primarily a result of lower natural gas and oil spot prices at settlement compared to the respective strike price, offset in part by realized losses due to the basis differential between NYMEX and CIG being narrower than the strike price of the derivative position.  For the six month period, realized gains related to natural gas and oil derivatives were $1.4 million and $0.3 million, respectively, and realized losses on the Partnership’s CIG basis swaps were $0.4 million.  Unrealized gains for the six months period, were $2.8 million due primarily to a downward shift in the natural gas and oil forward curves.  Unrealized gains on the Partnership’s natural gas and oil positions for the period were $2.6 million and $0.2 million, respectively.

For the 2009 six month period, the Partnership realized significant derivative gains as a result of lower natural gas and oil prices at settlement compared to the respective derivative strike prices.  Unrealized losses for the period were primarily related to oil swaps, as the forward strip price of oil rebounded during the period, and the CIG basis swaps, as the forward basis differential during the period between NYMEX and CIG continued to narrow from the strike price of the derivative position.

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

The realized derivative gains for the 2010 second quarter were approximately $0.2 million.  These realized gains are a result of lower natural gas and oil spot prices at settlement compared to the respective strike price, offset in part by realized losses due to the basis differential between NYMEX and CIG being narrower than the strike price of the derivative position.  For the quarter, realized gains related to natural gas and oil derivatives were approximately $0.6 million and realized losses on the Partnership’s CIG basis swaps were $0.4 million.  For the 2010 second quarter, the unrealized gains were primarily related to the oil positions, as the forward strip price shifted downward during the quarter, and the widening of the NYMEX-CIG basis differential.  Unrealized gains on the Partnership’s oil positions and CIG basis swaps for the 2010 second quarter were $0.3 million and $0.4 million, respectively.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

For the 2009 second quarter, the Partnership realized significant derivative gains as a result of lower natural gas and oil prices at settlement compared to the respective derivative strike prices.  Unrealized losses for the period were primarily related to oil swaps, as the forward strip price of oil rebounded during the period, and the CIG basis swaps, as the forward basis differential during the period between NYMEX and CIG continued to narrow from the strike price of the derivative position.

Natural Gas and Oil Sales Derivative Instruments.  The Managing General Partner on behalf of the Partnership in accordance with the D&O Agreement, is authorized to utilize various derivative instruments to manage volatility in natural gas and oil prices.  The Partnership has in place a series of collars, fixed-price swaps and basis swaps on a portion of the Partnership’s natural gas and oil production.  See Note 5, Derivative Financial Instruments to the Partnership’s financial statements included in the 2009 Form 10-K for an additional discussion on how each derivative type impacts the Partnership’s cash flows.

The following table presents the Partnership’s derivative positions in effect as of June 30, 2010.

	Collars			Fixed-Price Swaps		CIG Basis Protection Swaps
Commodity/ Index	Quantity (Gas- Mmbtu)	Weighted Average Contract Price		Quantity (Gas-Mmbtu Oil-Bbls)	Weighted Average Contract Price	Quantity (Gas- Mmbtu)	Weighted Average Contract Price	Fair Value at June 30, 2010(1)
		Floors	Ceilings

Natural Gas
CIG
10/01 - 12/31/2010	79,402	$4.75	$9.45	-	$-	-	$-	$48,463
01/01 - 03/31/2011	119,103	4.75	9.45	-	-	-	-	59,351

NYMEX
07/01 - 09/30/2010	-	-	-	285,335	5.55	278,537	(1.88)	(68,808)
10/01 - 12/31/2010	30,275	5.75	8.30	160,106	6.08	188,334	(1.88)	(6,003)
01/01 - 03/31/2011	40,636	5.75	8.30	88,494	6.82	129,130	(1.88)	(16,929)
04/01 - 06/30/2011	-	-	-	244,395	6.78	244,395	(1.88)	87,088
07/01 - 12/31/2011	-	-	-	468,646	6.76	468,646	(1.88)	8,286
2012-2013	55,443	6.00	8.27	1,558,232	7.05	1,613,677	(1.88)	(66,401)
Total Natural Gas	324,859			2,805,208		2,922,719		45,047

Oil
NYMEX
07/01 - 09/30/2010	-	-	-	10,934	92.96	-	-	180,821
10/01 - 12/31/2010	-	-	-	10,934	92.96	-	-	166,227
01/01 - 03/31/2011	-	-	-	4,882	70.75	-	-	(35,839)
04/01 - 06/30/2011	-	-	-	4,894	70.75	-	-	(39,861)
07/01 - 12/31/2011	-	-	-	9,778	70.75	-	-	(85,539)
Total Oil	-			41,422		-		185,809

Total Natural Gas and Oil								$230,856

(1) Approximately 14% of the fair value of the Partnership’s derivative assets and all of the Partnership’s derivative liabilities were measured using significant unobservable inputs (Level 3), see Note 4, Fair Value Measurements, to the accompanying unaudited condensed financial statements included in this report.

Natural Gas and Oil Production Costs

Generally, natural gas and oil production costs vary with changes in total natural gas and oil sales and production volumes.  Production taxes are estimates by the Managing General Partner based on tax rates determined using published information.  These estimates are subject to revision based on actual amounts determined during future filings by the Managing General Partner with the taxing authorities.  Production taxes vary directly with total natural gas and oil sales.  Transportation costs vary directly with production volumes.  Fixed monthly well operating costs increase on a per unit basis as production decreases per the historical decline curve.  In addition, general oil field services and all other costs vary and can fluctuate based on services required.  These costs include water hauling and disposal, equipment repairs and maintenance, snow removal, environmental remediation and service rig workovers.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

For the six months ended June 30, 2010 compared to the same period in 2009, natural gas and oil production, on an energy equivalency-basis, decreased 28%, which reflects in part, the normally-occurring production declines throughout a natural gas and oil well’s production life cycle.  Additionally, Grand Valley Field well equipment constraints, requiring well workovers of three wells, as well as Wattenberg Field operational constraints on most wells, also contributed to the production decline during the current period.  Production and operating costs were lower by approximately $0.2 million or 13%, due in part, to the Managing General Partner’s lease operating expense cost-cutting initiatives that were partially offset by the accrual of 2010 environmental remediation costs.  Additionally, the downward adjustment to the Partnership’s accrued production-related taxes due to revisions to tax rates by the Colorado tax agencies, further reduced production costs during the six-month period.  Production and operating costs per Mcfe were $1.70 for the six months ended June 30 of 2010 compared to $1.40 for the comparable period in 2009.

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

For the quarter ended June 30, 2010 compared to the same period in 2009, natural gas and oil production on an energy equivalency-basis, decreased 29%, primarily as a result of the Partnership wells’ reduced performance noted above and expected normally-occurring production life-cycle decline in both operating fields.  Production and operating costs were higher by approximately $0.2 million, or 20% primarily due to accruing environmental remediation costs in the quarter.  Production and operating costs per Mcfe were $2.10 and $1.23 for the quarter ended June 30, 2010 and 2009, respectively.

Direct Costs−General and Administrative

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

Direct costs – general and administrative consist primarily of professional fees for financial statement audits, income tax return preparation, independent engineer’s reserve reports and legal matters.  Direct costs decreased during the six months ended June 30, 2010, compared to the same period in 2009, by approximately $0.3 million principally due to reduced billings for professional services.

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

Direct costs – general and administrative consist primarily of professional fees for financial statement audits, income tax return preparation, independent engineer’s reserve reports and legal matters.  Direct costs decreased during the three months ended June 30, 2010, compared to the same period in 2009, by approximately $0.1 million principally due to reduced billings for professional services.

Depreciation, Depletion and Amortization

DD&A expense related to natural gas and oil properties is directly related to production volumes for the period.  For the quarter ended June 30, 2009, the Partnership’s natural gas and oil economically producible reserve quantities were determined by valuing in-ground natural gas and oil resources, at the price of natural gas and oil as of December 31, 2008.  Upon adoption, in the fourth quarter of 2009, of the SEC’s final rule regarding the modernization of oil and gas reporting, the Partnership changed to a valuation price determined by the 12-month average of the first-day-of-the-month price during each month of 2009.

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

The DD&A expense rate per Mcfe increased to $3.94 for the 2010 six month period, compared to $3.74 during the same period in 2009, as calculated by the respective methodologies described above.  The increase in the per Mcfe rates for the 2010 period compared to the 2009 period is primarily the result of the changing production mix among the Partnership’s Wattenberg, Grand Valley and North Dakota fields, which have significantly different DD&A rates.  The field-level depletion rate increased due to the effects of reserve revisions at December 31, 2009 compared to December 31, 2008 in which proved developed producing downward revisions in the Partnership’s Grand Valley Field were partially offset by upward proved developed producing revisions in its Wattenberg and North Dakota fields.  The increased DD&A expense rate, which partially offset the effect of the production declines noted in previous sections, resulted in a decreased DD&A expense of approximately $1.2 million for the 2010 six month period compared to the same 2009 period.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

The DD&A expense rate per Mcfe increased to $3.94 for the 2010 second quarter, compared to $3.69 during the same quarter in 2009 as calculated by the respective methodologies described above.  The increase in the per Mcfe rates for the 2010 second quarter compared to the 2009 second quarter is a result of the combined effects of the changing production mix among fields and changes in field-level depletion rates, noted above.  The higher DD&A expense rate, which offset the effect of the production declines noted in previous sections, resulted in the DD&A expense reduction of $0.6 million for the 2010 second quarter compared to the same 2009 quarter.

Capital Resources and Liquidity

The Partnership’s primary sources of cash for both the three and the six months ended June 30, 2010 were from funds provided by operating activities which include the sale of natural gas and oil production and the realized gains from the Partnership’s derivative positions.  These sources of cash were primarily used to fund the Partnership’s operating costs, general and administrative activities and provide monthly distributions to the Investor Partners and PDC, the Managing General Partner.  Fluctuations in the Partnership’s operating cash flow are substantially driven by changes in commodity prices, in production volumes and in realized gains and losses from commodity positions.  Commodity prices have historically been volatile and the Partnership attempts to manage this volatility through derivatives.  Therefore, the primary source of the Partnership’s cash flow from operations becomes the net activity between the Partnership’s natural gas and oil sales and realized derivative gains and losses.  However, the Partnership does not engage in speculative positions, nor does the Partnership hold economic hedges for 100% of the Partnership’s expected future production from producing wells and therefore may still experience significant fluctuations in cash flows from operations.  As of June 30, 2010, the Partnership had natural gas and oil derivative positions in place covering 76% of expected natural gas production and 59% of expected oil production for the remainder of 2010, at an average price of $4.02 per Mcf and $92.96 per Bbl, respectively. See Results of Operations for further discussion of the impact of prices and volumes on sales from operations and the impact of derivative activities on the Partnership’s revenues.

The Partnership’s future operations are expected to be conducted with available funds and revenues generated from natural gas and oil production activities and commodity gains (losses).  Natural gas and oil production from the Partnership’s existing properties are generally expected to continue a gradual decline in the rate of production over the remaining lives of the wells.  Therefore, the Partnership anticipates a lower annual level of natural gas and oil production and, in the absence of significant price increases or recompletions, lower revenues.  The Partnership also expects cash flows from operations to decline if commodity prices remain at current levels or decrease in the future.  Under these circumstances decreased production would have a material negative impact on the Partnership’s operations and may result in reduced cash distributions to the Investor Partners through the remainder of 2010 and beyond, and may substantially reduce or restrict the Partnership’s ability to participate in the Well Recompletion Plan activities which are more fully described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations−Well Recompletion Plan.  Future cash distributions may also be reduced to fund the Wattenberg Field Codell formation well recompletions or to repay financial obligations of the Partnership for borrowed funds, plus interest, obtained to fund these recompletions.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Working Capital

Working capital at June 30, 2010 was $1.9 million compared to working capital of approximately $1.6 million at December 31, 2009.  This increase of approximately $0.3 million was primarily due to the following changes in accounts receivable or payable balances:

•	Natural gas and oil receivables decreased to $1.6 million as of June 30, 2010, from $2.1 million as of December 31, 2009.
•	Realized derivative gains receivables decreased to $0.1 million as of June 30, 2010, from $0.9 million as of December 31, 2009.
•	Net short-term unrealized derivative gains receivable increased to approximately $0.3 million as of June 30, 2010, from $0.2 million as of December 31, 2009.
•	Accounts payable and accrued expenses increased to approximately $0.2 million as of June 30, 2010, from $0.1 million as of December 31, 2009, due to the environmental remediation accrual.
•
Due to Managing General Partner-other, net, excluding natural gas and oil sales received from third parties and realized derivative gains, decreased by $1.6 million as of June 30, 2010, due to Partnership pay down to Managing General Partner.

Cash Flows

Cash Flows From Investing Activities

The Partnership, from time-to-time, invests in additional equipment which supports treatment, delivery and measurement of natural gas and oil or environmental protection.  These amounts totaled approximately $44,000 and $39,000 for the six months ended June 30, 2010 and 2009, respectively.  During 2009, the Partnership realized proceeds of approximately $50,000 from a State of Colorado sales tax refund which was treated as a reduction to the Partnership’s capitalized “Oil and gas properties.” During the six months ended June 30, 2010, the Partnership paid to the Managing General Partner through the retention of distributable cash flows, $1,068,657 for additional drilling costs incurred in 2008, which were in excess of drilling advances paid to the Managing General Partner in 2006.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Cash Flows From Financing Activities

The Partnership initiated monthly cash distributions to investors in May 2007 and has distributed $67.9 million through June 30, 2010.  The table below presents the cash distributions to the Managing General Partner and Investor Partners, including Managing General Partner distributions relating to limited partnership units repurchased, for the periods described.

Three months	Managing	Investor
ended	General Partner	Partners	Total
June 30,	Distributions	Distributions	Distributions

2010	$ 838,559	$ 1,427,816	$ 2,266,375

2009	$ 1,663,204	$ 2,831,945	$ 4,495,149

Six months	Managing	Investor
ended	General Partner	Partners	Total
June 30,	Distributions	Distributions	Distributions

2010	$ 1,981,215	$ 3,373,419	$ 5,354,634

2009	$ 3,317,668	$ 5,649,011	$ 8,966,679

Cash Flows From Operating Activities

Net cash provided by operating activities was $6.5 million for the six months ended June 30, 2010, compared to $8.9 million for the comparable period in 2009.  The approximately $2.4 million decrease in cash provided by operating activities was due primarily to the following:

•
An increase in natural gas and oil sales receipts of $0.4 million, or 6%, accompanied by decreases in natural gas and oil production cost of approximately $0.2 million or 13% and direct costs – general and administrative of $0.3 million, or 77%;

•	A decrease in commodity price risk management realized gains receipts of $2.6 million or 55%;

•	A decrease in accounts payable−property taxes of $0.1 million; and

•
A decrease in the liability Due to Managing General Partner-other, net, excluding natural gas and oil sales received from third parties and realized derivative gains payments of approximately $0.6 million.

No bank borrowings or significant advances by the Managing General Partner are anticipated until such time as recompletions of the Codell formation in the Wattenberg Field wells are undertaken by the Partnership, which is expected to occur in 2012 or later.  These borrowings, if any, will be non-recourse to the Investor Partners; accordingly, the Partnership, not the Investor Partners, will be responsible for repaying the loan.  However, any bank borrowings may be collateralized by the Partnership’s assets.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Commitments and Contingencies

See Note 6, Commitments and Contingencies, to the accompanying unaudited condensed financial statements, included in this report.

Recent Accounting Standards

See Note 2, Recent Accounting Standards to the accompanying unaudited condensed financial statements, included in this report.

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

Off-Balance Sheet Arrangements

Currently, the Partnership does not have any off-balance sheet arrangements.

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

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, PDC, as Managing General Partner of the Partnership, carried out an evaluation under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(e) and 15d-15(e).  This evaluation considered the various processes carried out under the direction of the Managing General  Partner’s Disclosure Committee in an effort to ensure that information required to be disclosed in the SEC reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussion regarding required financial disclosure.

Based on the results of this evaluation, the Managing General Partner’s Chief Executive Officer and the Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2010.

(b) Changes in Internal Control over Financial Reporting

PDC, the Managing General Partner, made no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2010, that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

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

Unit Repurchase Program:  Beginning May 2010, the third anniversary of the date of the first Partnership cash distributions, Investor Partners of the Partnership may request that the Managing General Partner repurchase their respective individual Investor Partner units, up to an aggregate total limit during any calendar year for all requesting Investor Partner unit repurchases of 10% of the initial subscription units.  There were no limited partner units repurchased by the Managing General Partner during the two months ended June 30, 2010.

Other Repurchases:  Individual investor partners periodically offer and PDC repurchases, units on a negotiated basis before the third anniversary of the date of the first cash distribution.  There were no negotiated-basis limited partnership units repurchased by PDC for the month ended April 30, 2010.

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

Rockies Region 2006 Limited Partnership
By its Managing General Partner
Petroleum Development Corporation

By: /s/ Richard W. McCullough
Richard W. McCullough Chairman and Chief Executive Officer August 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard W. McCullough	Chairman and Chief Executive Officer	August 13, 2010
Richard W. McCullough	Petroleum Development Corporation
Managing General Partner of the Registrant
(Principal executive officer)

/s/ Gysle R. Shellum	Chief Financial Officer	August 13, 2010
Gysle R. Shellum	Petroleum Development Corporation
Managing General Partner of the Registrant
(Principal financial officer)

/s/ R. Scott Meyers	Chief Accounting Officer	August 13, 2010
R. Scott Meyers	Petroleum Development Corporation
Managing General Partner of the Registrant
(Principal accounting officer)