Form 10-Q
period 2012-03-31
Rockies Region 2006 Limited Partnership
filed 2012-05-14
CIK 1376912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2012
or

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

As of March 31, 2012 the Partnership had 4,497.03 units of limited partnership interest and no units of additional general partnership interest outstanding.

Rockies Region 2006 Limited Partnership

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) regarding Rockies Region 2006 Limited Partnership's business, financial condition and results of operations. Petroleum Development Corporation (“PDC”), which conducts business under the name PDC Energy, is the Managing General Partner of the Partnership. All statements other than statements of historical facts included in and incorporated by reference into this report are “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements herein. These statements include: estimated natural gas, natural gas liquids (“NGLs”) and crude oil production and reserves; additional development plans; future cash flows and anticipated liquidity; anticipated capital expenditures; the adequacy of the Managing General Partner's casualty insurance coverage; the effectiveness of the Managing General Partner's derivative policies in achieving the Partnership's risk management objectives; and the Managing General Partner's strategies, plans and objectives.
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
Further, the Partnership urges the reader to carefully review and consider the cautionary statements and disclosures made in this report, the Partnership's annual report on Form 10-K for the year ended December 31, 2011 filed with the United States Securities and Exchange Commission (“SEC”) on March 27, 2012 (“2011 Form 10-K”) and the Partnership's other filings with the SEC for further information on risks and uncertainties that could affect the Partnership's business, financial condition and results of operations, which are incorporated by this reference as though fully set forth herein. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. The Partnership undertakes no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events. All forward looking statements are qualified in their entirety by this cautionary statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Rockies Region 2006 Limited Partnership
Condensed Balance Sheets
(unaudited)

	March 31, 2012	December 31, 2011*
Assets

Current assets:
Cash and cash equivalents	$1,597,783	$1,822,783
Accounts receivable	437,565	405,641
Crude oil inventory	54,391	38,542
Due from Managing General Partner-derivatives	3,473,568	3,070,411
Due from Managing General Partner-other, net	34,536	—
Total current assets	5,597,843	5,337,377

Natural gas and crude oil properties, successful efforts method, at cost	55,490,230	55,123,493
Less: Accumulated depreciation, depletion and amortization	(29,431,384)	(28,690,196)
Natural gas and crude oil properties, net	26,058,846	26,433,297

Due from Managing General Partner-derivatives	2,014,096	2,368,239
Other assets	74,240	63,014
Total non current assets	28,147,182	28,864,550

Total Assets	$33,745,025	$34,201,927

Liabilities and Partners' Equity

Current liabilities:
Accounts payable and accrued expenses	$93,896	$67,859
Due to Managing General Partner-derivatives	1,292,976	1,345,134
Due to Managing General Partner-other, net	—	8,352
Total current liabilities	1,386,872	1,421,345

Due to Managing General Partner-derivatives	873,717	1,173,778
Asset retirement obligations	1,206,712	1,187,708
Total liabilities	3,467,301	3,782,831

Commitments and contingent liabilities

Partners' equity:
Managing General Partner	6,266,744	6,319,052
Limited Partners - 4,497.03 units issued and outstanding	24,010,980	24,100,044
Total Partners' equity	30,277,724	30,419,096

Total Liabilities and Partners' Equity	$33,745,025	$34,201,927
    *Derived from audited 2011 balance sheet

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2006 Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three months ended March 31,
	2012	2011
Revenues:
Natural gas, NGLs and crude oil sales	$1,134,891	$1,968,859
Commodity price risk management gain (loss), net	928,938	(278,552)
Total revenues	2,063,829	1,690,307

Operating costs and expenses:
Natural gas, NGLs and crude oil production costs	606,128	649,021
Direct costs - general and administrative	37,560	47,306
Depreciation, depletion and amortization	741,188	840,248
Accretion of asset retirement obligations	19,004	12,785
Total operating costs and expenses	1,403,880	1,549,360

Income from continuing operations	659,949	140,947
Income from discontinued operations	—	3,663,731

Net income	$659,949	$3,804,678

Net income allocated to partners	$659,949	$3,804,678
Less: Managing General Partner interest in net income	244,181	1,407,731
Net income allocated to Investor Partners	$415,768	$2,396,947

Net income per Investor Partner unit	$92	$533

Investor Partner units outstanding	4,497.03	4,497.03

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2006 Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$659,949	$3,804,678
Adjustments to net income to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	741,188	840,248
Accretion of asset retirement obligations	19,004	12,785
Unrealized loss (gain) on derivative transactions	(401,233)	373,746
Gain on sale of natural gas and crude oil properties	—	(3,515,554)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(31,924)	34,659
Decrease (increase) in crude oil inventory	(15,849)	8,685
Increase in other assets	(11,226)	(13,103)
Increase (decrease) in accounts payable and accrued expenses	26,037	(107,705)
Decrease in Due to Managing General Partner - other, net	(8,352)	—
Decrease (increase) in Due from Managing General Partner - other, net	(34,536)	424,349
Net cash provided by operating activities	943,058	1,862,788

Cash flows from investing activities:
Capital expenditures for natural gas and crude oil properties	(366,737)	(52,573)
Proceeds from sale of natural gas and crude oil properties	—	5,684,623
Net cash provided by (used in) investing activities	(366,737)	5,632,050

Cash flows from financing activities:
Distributions to Partners	(801,321)	(1,362,038)
Net cash used in financing activities	(801,321)	(1,362,038)

Net increase (decrease) in cash and cash equivalents	(225,000)	6,132,800
Cash and cash equivalents, beginning of period	1,822,783	472,783
Cash and cash equivalents, end of period	$1,597,783	$6,605,583

Supplemental disclosure of non-cash activity:
Asset retirement obligation, with corresponding decrease to natural gas and crude oil properties	$—	$(194,135)

See accompanying notes to unaudited condensed financial statements.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2012
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

As of March 31, 2012, there were 2,017 limited partners in the Partnership (“Investor Partners”). PDC is the designated Managing General Partner of the Partnership and owns a 37% Managing General Partner ownership in the Partnership. According to the terms of the Agreement, revenues, costs and cash distributions of the Partnership are allocated 63% to the Investor Partners, which are shared pro rata, based upon the number of units in the Partnership, and 37% to the Managing General Partner. The Managing General Partner may repurchase Investor Partner units under certain circumstances provided by the Agreement, upon request of an individual Investor Partner. Through March 31, 2012, the Managing General Partner has repurchased 30.5 units of Partnership interests from the Investor Partners at an average price of $6,812 per unit. As of March 31, 2012, the Managing General Partner owns 37.43% of the Partnership.

In the Managing General Partner's opinion, the accompanying interim unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the Partnership's financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in the audited financial statements have been condensed or omitted. The information presented in this quarterly report on Form 10-Q should be read in conjunction with the Partnership's audited financial statements and notes thereto included in the Partnership's 2011 Form 10-K. The Partnership's accounting policies are described in the Notes to Financial Statements in the Partnership's 2011 Form 10-K and updated, as necessary, in this Form 10-Q. The results of operations for the three months ended March 31, 2012, and the cash flows for the same period, is not necessarily indicative of the results to be expected for the full year or any other future period.

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

Note 2−Recent Accounting Standards

Recently Adopted Accounting Standards

Fair Value Measurement

On May 12, 2011, the FASB issued changes related to fair value measurement. The changes represent the converged guidance of the FASB and the International Accounting Standards Board ("IASB") (collectively the "Boards") on fair value measurement. Many of the changes eliminate unnecessary wording differences between International Financial Reporting Standards ("IFRS") and U.S. GAAP. The changes expand existing disclosure requirements for fair value measurements categorized in Level 3 by requiring (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation processes in place and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and the interrelationships between those inputs. In addition, the changes also require the categorization by level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position whose fair value must be disclosed. These changes are to be applied prospectively and are effective for public entities during interim and annual periods beginning after December 15, 2011. The adoption of these changes did not have a significant impact on the Partnership's financial statements.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

Note 3−Transactions with Managing General Partner

The Managing General Partner transacts business on behalf of the Partnership under the authority of the D&O Agreement. Revenues and other cash inflows received by the Managing General Partner on behalf of the Partnership are distributed to the Partners net of (after deducting) corresponding operating costs and other cash outflows incurred on behalf of the Partnership. The fair value of the Partnership's portion of open derivative instruments is recorded on the condensed balance sheets under the captions “Due from Managing General Partner-derivatives,” in the case of net unrealized gains and “Due to Managing General Partner-derivatives,” in the case of net unrealized losses.

The following table presents transactions with the Managing General Partner reflected in the condensed balance sheet line item - “Due from (to) Managing General Partner-other, net,” which remain undistributed or unsettled with the Partnership's investors as of the dates indicated.

	March 31, 2012	December 31, 2011
Natural gas, NGLs and crude oil sales revenues collected from the Partnership's third-party customers	$289,108	$415,359
Commodity price risk management, realized gain	375,710	150,668
Other (1)	(630,282)	(574,379)
Total Due from (to) Managing General Partner-other, net	$34,536	$(8,352)

(1)
All other unsettled transactions, excluding derivative instruments, between the Partnership and the Managing General Partner. The majority of these are operating costs and general and administrative costs which have not been deducted from distributions.

The following table presents Partnership transactions, excluding derivative transactions which are more fully detailed in Note 5, Derivative Financial Instruments, with the Managing General Partner for the three months ended March 31, 2012 and 2011. “Well operations and maintenance” and “Gathering, compression and processing fees” are included in the “Natural gas, NGLs and crude oil production costs” line item on the condensed statements of operations.

	Three months ended March 31,
	2012	2011
Well operations and maintenance	$488,829	$504,456
Gathering, compression and processing fees	50,081	60,994
Direct costs - general and administrative	37,560	47,306
Refracturing and recompletion costs	354,821	—
Cash distributions (1)	299,572	507,900

(1)	Cash distributions include $3,083 and $3,945 during the three months ended March 31, 2012 and 2011, respectively, related to equity cash distributions on Investor Partner units repurchased by PDC.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

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
March 31, 2012
(unaudited)

The following table presents, for each hierarchy level, the Partnership's derivative assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis. These derivative instruments were comprised of commodity collars, commodity fixed-price swaps and basis swaps.

	March 31, 2012			December 31, 2011
	Level 2	Level 3	Total	Level 2	Level 3	Total

Assets:

Current
Commodity based derivatives	$3,345,687	$127,881	$3,473,568	$2,918,416	$151,995	$3,070,411

Non-Current
Commodity based derivatives	2,014,096	—	2,014,096	2,368,239	—	2,368,239

Total assets	5,359,783	127,881	5,487,664	5,286,655	151,995	5,438,650

Liabilities:

Current
Basis protection derivative contracts	1,292,976	—	1,292,976	1,345,134	—	1,345,134

Non-Current
Basis protection derivative contracts	873,717	—	873,717	1,173,778	—	1,173,778

Total liabilities	2,166,693	—	2,166,693	2,518,912	—	2,518,912

Net asset (1)	$3,193,090	$127,881	$3,320,971	$2,767,743	$151,995	$2,919,738
(1)As of March 31, 2012 and December 31, 2011, none of the Partnership's derivative instruments were designated as hedges.

The following table presents a reconciliation of the Partnership's Level 3 fair value measurements.

	Three months ended
	March 31, 2012	March 31, 2011(1)
Fair value, net asset, beginning of period	$151,995	$213,723
Changes in fair value included in statement of operations line item:
Commodity price risk management gain (loss), net	34,985	24,797
Settlements	(59,099)	(174,200)
Fair value, net asset, end of period	$127,881	$64,320

Change in unrealized gain (loss) relating to assets (liabilities) still held as of
March 31, 2012 and 2011, respectively, included in statement of operations line item:
Commodity price risk management gain (loss), net	$29,714	$(5)
(1) The Partnership reclassified its CIG-based basis swaps and crude oil fixed-price swaps from Level 3 to Level 2 (decreasing the previously reported net liability at the beginning of the period by $3.8 million). The amounts presented reflect these reclassifications and conform to current period presentation.

The significant unobservable input used in the fair value measurement of the Partnership's derivative contracts is the implied volatility curve, and is provided by a third party vendor. A significant increase or decrease in the implied volatility, in isolation, would have a directionally similar effect resulting in a significantly higher or lower fair value measurement of the Partnership's Level 3 derivative contracts.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

See Note 5, Derivative Financial Instruments, for additional disclosure related to the Partnership's derivative financial instruments.

Non-Derivative Financial Assets and Liabilities

The carrying values of the financial instruments comprising current assets and current liabilities approximate fair value due to the short-term maturities of these instruments.

Note 5−Derivative Financial Instruments

As of March 31, 2012, the Partnership had derivative instruments in place for a portion of its anticipated natural gas production through 2013 for a total of 1,393,183 MMbtu.

The following table presents the impact of the Partnership's derivative instruments on the Partnership's accompanying condensed statements of operations.

	Three months ended March 31,
	2012			2011
Statement of operations line item:	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total
Commodity price risk management gain (loss), net
Realized gains	$473,681	$54,024	$527,705	$73,719	$21,475	$95,194
Unrealized gains (losses)	(473,681)	874,914	401,233	(73,719)	(300,027)	(373,746)
Total commodity price risk management gain (loss) , net	$—	$928,938	$928,938	$—	$(278,552)	$(278,552)

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
March 31, 2012
(unaudited)

Note 6−Commitments and Contingencies

Legal Proceedings

Neither the Partnership nor PDC, in its capacity as the Managing General Partner of the Partnership, are party to any pending legal proceeding that PDC believes would have a materially adverse effect on the Partnership's business, financial condition, results of operations or liquidity.

Environmental

Due to the nature of the oil and gas industry, the Partnership is exposed to environmental risks. The Managing General Partner has various policies and procedures in place to prevent environmental contamination and mitigate the risks from environmental contamination. The Managing General Partner conducts periodic reviews to identify changes in the Partnership's environmental risk profile. Liabilities are accrued when environmental remediation efforts are probable and the costs can be reasonably estimated. During the three months ended March 31, 2012, the Managing General Partner identified for the Partnership additional environmental remediation efforts of approximately $32,000 necessary to complete existing projects. As of March 31, 2012, the Partnership had accrued environmental remediation liabilities for two of the Partnership's well pads involving eight wells in the amount of approximately $55,000, which is included in line item captioned “Accounts payable and accrued expenses” on the condensed balance sheet. As of December 31, 2011, the Partnership had accrued total environmental remediation liabilities for two of the Partnership's Piceance Basin well pads involving eight wells in the amount of approximately $23,000. The Managing General Partner is not currently aware of any environmental claims existing as of March 31, 2012, which have not been provided for or would otherwise have a material impact on the Partnership's condensed financial statements. However, there can be no assurance that current regulatory requirements will not change or unknown past non-compliance with environmental laws will not be discovered on the Partnership's properties.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

Note 7−Divestitures and Discontinued Operations

During the fourth quarter of 2010, the Managing General Partner developed a plan to divest the Partnership's North Dakota assets. The plan included 100% of the Partnership's North Dakota assets, consisting of producing wells and related facilities. The plan received the Managing General Partner's Board of Directors' approval and, in December 2010, the Managing General Partner effected a letter of intent with an unrelated third party. In February 2011, the Managing General Partner executed a purchase and sale agreement and subsequently closed with the same unrelated party. The Partnership received approximately $5.7 million for these assets resulting in a gain on sale of $3.5 million. Following the sale to the unrelated party, the Partnership does not have significant continuing involvement in the operations of or cash flows from these assets; accordingly, the results of operations related to the North Dakota assets have been reported as discontinued operations in the condensed statement of operations for the three months ended March 31, 2011.
The table below presents statement of operations data related to the Partnership's discontinued operations of the Partnership's North Dakota assets. While the reclassification of revenues and expenses related to discontinued operations for the prior periods had no impact upon previously reported net earnings, the statement of operations data present the revenues and expenses that were reclassified from the specified statement of operations line items to discontinued operations. There was no activity recorded for discontinued operations for the three months ended March 31, 2012.

Three Months Ended March 31,
Statement of Operations - Discontinued Operations	2011

Revenues:
Natural gas, NGLs and crude oil sales	$204,415
Total revenues	204,415

Operating costs and expenses:
Natural gas, NGLs and crude oil production costs	56,238
Depreciation, depletion and amortization	—
Total operating costs and expenses	56,238

Net income from discontinued operations	148,177

Gain on sale of natural gas and crude oil properties	3,515,554

Income from discontinued operations	$3,663,731

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Partnership Overview

Rockies Region 2006 Limited Partnership engages in the development, production and sale of natural gas, NGLs and crude oil. The Partnership began natural gas and crude oil operations in September 2006 and operates 86 gross (85.2 net) productive wells located in the Rocky Mountain Region in the state of Colorado. The Partnership drilled four additional wells determined to be dry holes; one developmental dry hole and three exploratory dry holes in the Wattenberg Field in Colorado. The Partnership drilled five (4.5 net) producing wells in North Dakota and two exploratory dry holes in North Dakota. In February 2011, the Partnership sold the Partnership's North Dakota assets. The Managing General Partner markets the Partnership's natural gas and crude oil production to commercial end users, interstate or intrastate pipelines, local utilities and petroleum refiners or marketers, primarily under market sensitive contracts in which the price of natural gas, NGLs and crude oil sold varies as a result of market forces. PDC does not charge a separate fee for the marketing of the natural gas, NGLs and crude oil because these services are covered by the monthly well operating charge. PDC, on behalf of the Partnership in accordance with the D&O Agreement, is authorized to enter into multi-year fixed price contracts or utilize derivatives, including collars, swaps or basis protection swaps, in order to offset some or all of the commodity price variability for particular periods of time. Seasonal factors, such as effects of weather on prices received and costs incurred, and availability of pipeline capacity, owned by PDC or other third parties, may impact the Partnership's results. In addition, both sales volumes and prices tend to be affected by demand factors with a seasonal component.

Recent Developments

PDC Sponsored Drilling Program Acquisition Plan

PDC, the managing general partner of various public limited partnerships, has disclosed its intention to pursue, beginning in the fall of 2010 and extending through 2013, the acquisition of the limited partnership units, other than those held by PDC or its affiliates, held by limited partners (“non-affiliated investor partners”), in certain limited partnerships that PDC had previously sponsored, including this Partnership (the “Acquisition Plan”). For additional information regarding the Acquisition Plan, refer to prior disclosure included in PDC's filings made with the SEC and presentations on PDC's website. However, such information shall not, by reason of this reference, be deemed to be incorporated by reference in, or otherwise be deemed to be part of, this report. Under the Acquisition Plan, any existing or future merger offer will be subject to the terms and conditions of the related merger agreement, and such agreement will likely contemplate the partnership being merged with and into a wholly-owned subsidiary of PDC. Each such merger will also be subject to, among other things, PDC having sufficient available capital, the economics of the merger and the approval by a majority of the limited partnership units held by the non-affiliated investor partners of such limited partnership. Consummation of any proposed merger of a limited partnership under the Acquisition Plan will result in the termination of the existence of that partnership and each non-affiliated investor partner will receive the right to receive a cash payment for their limited partnership units in that partnership and will no longer participate in that partnership's future earnings or the Partnership's economic benefit.

During 2010 and 2011, PDC purchased twelve partnerships for an aggregate amount of $107.7 million. The feasibility and timing of any future cash purchase offer by PDC to any additional partnership, including this Partnership, depends on that partnership's suitability in meeting a set of criteria that includes, but is not limited to, the following: age and productive-life stage characteristics of the partnership's well inventory; favorability of economics for additional development in the Wattenberg Field, including commodity prices; and SEC reporting compliance status and timing and ability to achieve all necessary SEC approvals required to commence a merger and repurchase offer. On December 21, 2011, PDC and its wholly-owned merger subsidiary were served with an alleged class action on behalf of certain former partnership unit holders, related to eleven partnership repurchases completed by mergers in 2010 and 2011.  The action was filed in United States ("U.S.") District Court for the Central District of California, and is titled Schulein v. Petroleum Development Corp.  The complaint alleges a claim that the proxy statements issued in connection with the mergers were inadequate, and a state law breach of fiduciary duty claim.  On February 10, 2012, PDC filed a motion to dismiss or in the alternative to stay. The motion was argued on April 2, 2012. The Court has not filed a ruling at this time. The case is set for a scheduling conference on June 11, 2012.  The Managing General Partner believes the suit is without merit and intends to defend it vigorously. There is no assurance that any potential proposed repurchase offer to any other of PDC's various public limited partnerships, including this Partnership, will occur.

Index
ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Additional Development Plan

The Managing General Partner has begun executing its plan for the Partnership's Wattenberg Field wells which may provide for additional reserve development of natural gas, NGLs and crude oil production (the “Additional Development Plan”). The Additional Development Plan consists of the Partnership's refracturing of wells currently producing in the Codell formation and/or recompletion in the Niobrara or Codell formation which is currently not producing. Refracturing activities consist of a second hydraulic fracturing treatment in a current production zone, while recompletion activities consist of an initial hydraulic fracturing treatment in a new production zone, all within an existing well bore. Historically, refracturing and recompletion activities have resulted in an increase in both liquids and natural gas production.

Additional development of Wattenberg Field wells, which may provide for additional reserve development and production, generally occurs five to ten years after initial well drilling so that well resources are optimally utilized. This additional development would be expected to occur based on a favorable general economic environment and commodity price structure. The Managing General Partner has the authority to determine whether to refracture or recomplete the individual wells and to determine the timing of any additional development activity. The timing of the refracturing or recompletion can be affected by the desire to optimize the economic return by additional development of the wells when commodity prices are at levels that are believed to provide the highest rate of return to the Partnership. On average, the production resulting from PDC's refracturings or recompletions have increased production; however, not all refracturings or recompletions have been economically successful and similar future refracturing or recompletion activities may not be economically successful. If the additional development work is performed, the Partnership will bear the direct costs of refracturing or recompletion, and the Investor Partners and the Managing General Partner will each pay their proportionate share of costs based on the ownership sharing ratios of the Partnership from funds retained by the Managing General Partner from cash available for distributions. The Managing General Partner considers the cash available for distributions to be the Partnership's net cash flows provided by operating activities less any net cash used in capital activities.
The Limited Partnership Agreement (the “Agreement”) permits the Partnership to borrow funds or receive advances from the Managing General Partner, its affiliates or unaffiliated persons, for Partnership activities. At this time, the Managing General Partner does not anticipate electing to fund the initial Additional Development Plan's well refracturings or recompletions, nor any subsequent refracturings or recompletions, through bank borrowing. In the event that the Partnership's refracturing or recompletion activities are funded in part through borrowing, potential cash available for distributions derived from production increases provided by this additional development of the Partnership's Wattenberg Field wells may not be sufficient to repay the Partnership's borrowing financial obligations, which will include principal and interest. Borrowings, if any, will be non-recourse to the Investor Partners; accordingly, the Partnership, not the Investor Partners, will be responsible for loan repayment. However, any bank borrowings may be collateralized by the Partnership's assets and may restrict distributions as long as there is a balance due on any loan.
During the fourth quarter of 2010, the Managing General Partner began a program for its affiliated partnerships to begin accumulating cash from cash flows from operating activities to pay for future refracturing or recompletion costs. This program will materially reduce, up to 100%, cash available for distributions of the partnerships for a period of time not to exceed five years.
Current estimated costs for these well refracturings or recompletions are between $180,000 and $260,000 per activity. As of March 31, 2012, this Partnership had scheduled to complete 116 additional development opportunities. Total withholding for these activities from the Partnership's cash available for distributions is estimated to be between $21.4 million and $23.8 million if all the activities are performed. The Managing General Partner will continually evaluate the timing of the additional development activities based on engineering data and a favorable commodity price environment in order to maximize the expected financial benefit of the additional well development. During the three months ended March 31, 2012, $225,000 of the $1,600,000 fund previously withheld from the Partnership's cash distributions pursuant to the Additional Development Plan were used to reimburse the Managing General Partner for the cost of initiating both recompletions and refracturings on two of the Partnership's wells.
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

Current Low Natural Gas Price Environment

The natural gas market continues to be characterized by depressed prices. While the Partnership has derivative instruments in place for a majority of its expected natural gas production, sustained low natural gas prices would result in higher realized derivative gains upon settlement but also could have a material adverse effect as a result of lower natural gas sales, a reduction in the estimated quantity of proved reserves and the estimated future net cash flows expected to be generated from these reserves.

Potential for Future Asset Impairments

A further decrease in forward natural gas prices during 2012 could also result in significant impairment charges. The Partnership's Piceance Basin properties have significant natural gas reserves, representing 62% of the total proved natural gas reserves and 39% of the Partnership's total proved reserves at December 31, 2011, and are sensitive to declines in natural gas prices. These assets, which had a net book value of approximately $8.6 million at March 31, 2012, are at risk of impairment if future natural gas prices for the Partnership's Piceance production experience further long-term decline. The cash flow model the Partnership uses to assess properties for impairment includes numerous assumptions, such as the Managing General Partner's estimates of future oil and gas production and commodity prices, market outlook on forward commodity prices, operating and development costs. All inputs to the cash flow model must be evaluated at each date that the estimate of future cash flows for each producing basin is calculated. However, a significant decrease in long-term forward natural gas prices alone could result in a significant impairment of the Partnership's properties that are sensitive to declines in natural gas prices.

Partnership Operating Results Overview

Natural gas, NGLs and crude oil sales decreased 42%, or $0.8 million, for the first three months of 2012 compared to the first three months of 2011, while sales volumes declined 26% period-to-period. The average sales price per Mcfe, excluding the impact of realized derivative gains, was $4.25 for the current year period compared to $5.44 for the same period a year ago. Realized derivative gains from natural gas sales contributed an additional $1.97 per Mcfe, or $0.5 million, to the total revenues for the first three months of 2012 compared to an additional $0.26, or $0.1 million, from natural gas and crude oil sales for the first three months of 2011. Comparatively, the total per Mcfe price realized, consisting of the average sales price and realized derivative gains, increased to $6.22 for the current year three months from $5.70 for the same prior year period.

In February 2011, the Partnership's North Dakota assets were sold for total proceeds to the Partnership of $5.7 million resulting in a gain of $3.5 million. The operating results of the North Dakota assets for the three month period ended March 31, 2011, are classified as discontinued operations. There was no activity recorded for discontinued operations for the three months ended March 31, 2012.

Index
ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

Summary Operating Results

The following table presents selected information regarding the Partnership’s results of continuing operations.

	Three months ended March 31,
	2012	2011	Change
Number of gross producing wells (end of period)	86	86	—

Production(1)
Natural gas (Mcf)(2)	208,210	281,479	(26)%
NGLs (Bbl)	2,656	3,214	(17)%
Crude oil (Bbl)	7,198	10,219	(30)%
Natural gas equivalents (Mcfe)(3)	267,334	362,077	(26)%
Average Mcfe per day	2,938	4,023	(27)%

Natural Gas, NGLs and Crude Oil Sales
Natural gas	$371,938	$951,142	(61)%
NGLs	74,782	130,169	(43)%
Crude oil	688,171	887,548	(22)%
Total natural gas, NGLs and crude oil sales	$1,134,891	$1,968,859	(42)%

Realized Gain (Loss) on Derivatives, net
Natural gas	$527,705	$209,214	152%
Crude oil	—	(114,020)	(100)%
Total realized gain on derivatives, net	$527,705	$95,194	*

Average Selling Price (excluding realized gain (loss) on derivatives)
Natural gas (per Mcf)(4)	$1.79	$3.38	(47)%
NGLs (per Bbl)	28.16	40.50	(30)%
Crude oil (per Bbl)	95.61	86.85	10%
Natural gas equivalents (per Mcfe)	4.25	5.44	(22)%

Average Selling Price (including realized gain (loss) on derivatives)
Natural gas (per Mcf)	$4.32	$4.12	5%
NGLs (per Bbl)	28.16	40.50	(30)%
Crude oil (per Bbl)	95.61	75.70	26%
Natural gas equivalents (per Mcfe)	6.22	5.70	9%

Average cost per Mcfe
Natural gas, NGLs and crude oil production cost(5)	$2.27	$1.79	26%
Depreciation, depletion and amortization	$2.77	$2.32	19%

Operating costs and expenses:
Direct costs - general and administrative	$37,560	$47,306	(21)%
Depreciation, depletion and amortization	$741,188	$840,248	(12)%

Cash distributions	$801,321	$1,362,038	(41)%
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
(2) Approximately 13,181 Mcf, or 5%, of the Partnership's natural gas production was the result of a settlement with a third-party gas purchaser recorded during the three months ended March 31, 2011, related to prior years' volume imbalances.
(3) Six Mcf of natural gas equals one Bbl of crude oil or NGL.
(4) Approximately $88,000, or 9%, of the Partnership's natural gas sales and with an effect of $0.16 per Mcf to the Partnership's average overall Mcf price for natural gas sales revenue for the three months ended March 31, 2011, was the result of the settlement with a third-party gas purchaser noted in footnote 2 above.
(5) Represents natural gas, NGLs and crude oil operating expenses which include production taxes.

Definitions used throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Bbl - One barrel of crude oil or natural gas liquids ("NGLs") or 42 gallons of liquid volume.
Btu - British thermal unit.
MBbl - One thousand barrels of crude oil or NGLs.
Mcf - One thousand cubic feet of natural gas volume.
Mcfe - One thousand cubic feet of natural gas equivalent (six Mcf of natural gas equals one Bbl of crude oil or NGL).
MMBtu - One million British thermal units.
MMcf - One million cubic feet of natural gas volume.
MMcfe - One million cubic feet of natural gas equivalent.

Natural Gas, NGLs and Crude Oil Sales

Natural Gas, NGLs and Crude Oil Pricing. The Partnership's results of operations depend upon many factors, particularly the price of natural gas, NGLs and crude oil and the Managing General Partner's ability to market the Partnership's production effectively. Natural gas, NGLs and crude oil prices are among the most volatile of all commodity prices. These price variations have a material impact on the Partnership's financial results and capital expenditures. The Partnership has experienced a decline in the price of NGLs, mainly at Conway hub in Kansas where the Partnership's Wattenberg production is priced, primarily due to increased ethane volumes and the limited market for ethane. Natural gas and NGL prices vary by region and locality, depending upon the distance to markets, the availability of pipeline capacity and the supply and demand relationships in that region or locality. The combination of increased drilling activity and the lack of local markets has resulted in local market oversupply situations from time to time. Like most producers, the Partnership relies on major interstate pipeline companies to construct these pipelines to increase capacity, rendering the timing and availability of these facilities beyond the Partnership's control. Crude oil pricing is predominately driven by the physical market, supply and demand, the financial markets and national and international politics.

The price the Partnership receives for its natural gas produced in the Rocky Mountain Region is based on a market basket of prices, which generally includes natural gas sold at, near or below CIG prices as well as other nearby region prices. The CIG Index, and other indices for production delivered to other Rocky Mountain pipelines, has historically been less than the price received for natural gas produced in the eastern regions, which is primarily New York Mercantile Exchange, or NYMEX, based. This negative differential has narrowed over the last few years. The negative differential between NYMEX and CIG averaged $0.12 and $0.28 for the three months ended March 31, 2012 and 2011, respectively.

Three months ended March 31, 2012 as compared to three months ended March 31, 2011

For the three months ended March 31, 2012 compared to the same period in 2011, natural gas, NGLs and crude oil sales volumes, on an energy equivalency-basis, decreased 26%. Excluding the natural gas sales settlement identified in footnotes 2 and 4 of the Summary Operating Results table, natural gas, NGLs and crude oil production, on an energy equivalency-basis, decreased 23% due to normal production declines for this stage in the wells’ production life cycle.
The $0.8 million, or 42%, decrease in sales for the 2012 three month period as compared to the prior year period was a reflection of sales volume decreases of 26% and a decline in average sales prices of 22%. The average sales price per Mcfe, excluding the impact of realized derivative gains, was $4.25 for the current year three month period compared to $5.44 for the same period a year ago.

Index
ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Natural gas, NGLs and crude oil sales decreased by 61%, 43% and 22%, respectively. The Partnership's natural gas sales decrease resulted from decreased commodity prices per Mcf of 47%, and lower Partnership natural gas production volumes of 26%, including the settlement identified in footnotes 2 and 4 of the Summary Operating Results table. The decrease in NGLs sales was due to a decrease of 17% in NGLs production volumes and to a decrease in the average commodity price per Bbl of 30%. The crude oil sales decrease was due primarily to sales volume decreases of 30%, partially offset by an increase in the average commodity price per Bbl of 10% during the current three month period.

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

The following table presents the realized and unrealized derivative gains and losses included in commodity price risk management gain, net.

	Three months ended March 31,
	2012	2011
Commodity price risk management gain (loss), net:
Realized gains (losses)
Natural gas	$527,705	$209,214
Crude oil	—	(114,020)
Total realized gains, net	527,705	95,194

Unrealized gains (losses)
Reclassification of realized gains included in
prior periods unrealized gains	(473,681)	(73,719)
Unrealized gains (losses) for the period	874,914	(300,027)
Total unrealized gains (losses), net	401,233	(373,746)
Total commodity price risk management gain (loss), net	$928,938	$(278,552)

Three months ended March 31, 2012 as compared to three months ended March 31, 2011

Realized gains of $0.5 million recognized in the three months ended March 31, 2012, were primarily the result of lower natural gas spot prices at settlement compared to the respective strike price of the Partnership's natural gas derivative positions. For the three months ended March 31, 2012, realized gains on natural gas, exclusive of basis swaps, were $0.9 million. These gains were offset in part by realized losses of $0.4 million on the Partnership's basis swap positions as the negative basis differential between NYMEX and CIG weighted average price was narrower than the strike price of the Partnership's basis swaps.

Unrealized gains of $0.9 million for the three months ended March 31, 2012, were primarily related to the downward shift in the natural gas forward curve and its impact on the fair value of the Partnership's open positions, offset in part by the narrowing of the CIG basis forward curve. For the period ended March 31, 2012, unrealized gains on the Partnership's natural gas positions were $0.9 million, offset slightly by unrealized losses on the Partnership's CIG basis swaps.

Index
ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Realized gains recognized in the three months ended March 31, 2011 were primarily the result of lower natural gas spot prices at settlement compared to the respective strike price of the Partnership’s natural gas derivative positions. Realized gains on natural gas settlements were $0.4 million for the three months ended March 31, 2011. These gains were offset in part by a $0.2 million loss on the Partnership’s CIG basis protection swaps as the negative basis differential between NYMEX and CIG was narrower than the strike price of the basis positions. The Partnership also realized a $0.1 million loss on its crude oil positions due to higher spot prices at settlement compared to the respective strike price.

Unrealized losses during the three months ended March 31, 2011 were primarily related to the shifts in the forward curves and their impact on the fair value of the Partnership’s open positions. The significant shift upward in the crude oil curve resulted in an unrealized loss of $0.2 million during the three months ended March 31, 2011. Likewise, the shifts upward in the natural gas and basis curves resulted in a total unrealized loss of $0.1 million.
The following table presents the Partnership's derivative positions in effect as of March 31, 2012.

	Collars			Fixed-Price Swaps		CIG Basis Protection Swaps
Commodity/ Index	Quantity (Gas-MMBtu(1))	Weighted Average Contract Price		Quantity (Gas-MMBtu(1))	Weighted Average Contract Price	Quantity (Gas-MMBtu(1))	Weighted Average Contract Price	Fair Value at March 31, 2012(2)
		Floors	Ceilings

Natural Gas
NYMEX
04/01 - 06/30/2012	9,800	$6.00	$8.27	204,936	$6.98	214,736	$(1.88)	$677,850
07/01 - 09/30/2012	13,116	6.00	8.27	197,761	6.98	210,877	(1.88)	595,423
10/01 - 12/31/2012	14,216	6.00	8.27	190,285	6.98	204,501	(1.88)	490,386
01/01 - 03/31/2013	—	—	—	194,887	7.12	194,887	(1.88)	416,933
04/01 - 06/30/2013	—	—	—	192,755	7.12	192,755	(1.88)	417,514
07/01 - 09/30/2013	—	—	—	190,145	7.12	190,145	(1.88)	388,135
10/01 - 12/31/2013	—	—	—	185,282	7.12	185,282	(1.88)	334,730
Total Natural Gas	37,132			1,356,051		1,393,183		3,320,971

(1) A standard unit of measure for natural gas (one MMBtu equals one Mcf).
(2) As of March 31, 2012, approximately 2% of the fair value of the Partnership's derivative assets were measured using significant unobservable inputs (Level 3); see Note 4, Fair Value Measurements and Disclosures, to the accompanying unaudited condensed financial statements included in this report.

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

Three months ended March 31, 2012 as compared to three months ended March 31, 2011

Production and operating costs for the three month period ended March 31, 2012 decreased by approximately $43,000 compared to the same period in 2011. Lease operating costs were unchanged between the periods as workovers, tubing repairs and non-recurring environmental remediation activities collectively were essentially the same. Revenue and volume-based costs were lower by approximately $27,000 in 2012 consistent with sales and production declines from 2011. Production and operating costs per Mcfe increased to $2.27 during 2012 from $1.79 in 2011 due to lower volumes partially offset by the decrease in costs.

Index
ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Depreciation, Depletion and Amortization (DD&A)

Three months ended March 31, 2012 as compared to three months ended March 31, 2011

Production declines, noted in previous sections, contributed to the decreased DD&A expense of approximately $99,000 for the 2012 three month period compared to the same period in 2011. The DD&A expense rate per Mcfe increased to $2.77 for the 2012 three month period compared to $2.32 during the same period in 2011. The increase in the per Mcfe rates for the 2012 period is due to the effect of the net downward revision in the Partnership’s proved developed producing reserves as of December 31, 2011, partially offset by the settlement identified above in the Summary Operating Results table that increased DD&A expense by $16,000 in the three months ended March 31, 2011.

Discontinued Operations

In December 2010, the Managing General Partner effected a letter of intent with an unrelated third party, which provided for the sale of 100% of the Partnership's North Dakota assets. In February 2011, the Managing General Partner closed with the same unrelated third party. Proceeds from the sale were $5.7 million resulting in a gain of $3.5 million. The Partnership had $0.2 million in revenues and $0.1 million in income from the North Dakota assets during the three months ended March 31, 2011. See Note 8, Divestiture and Discontinued Operations, to the Partnership's financial statements included in this report for additional information regarding the divestiture of the Partnership's North Dakota assets.

Financial Condition, Liquidity and Capital Resources

The Partnership's primary sources of cash for the three months ended March 31, 2012, were from funds provided by operating activities which include the sale of natural gas, NGLs and crude oil production and the net realized gains from the Partnership's derivative positions. In addition, during the three months ended March 31, 2011, the Partnership received $5.7 million in proceeds from the divestiture of the Partnership's North Dakota assets. These sources of cash were primarily used to fund the Partnership's operating costs, general and administrative activities and provided monthly distributions to the Investor Partners and PDC, the Managing General Partner. During the quarter ended March 31, 2012, $225,000 of the withheld funds were paid to the Managing General Partner to cover the cost of initiating both recompletions and refracturing of two of the Partnership's wells. For additional information, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Recent Developments-Additional Development Plan.

Fluctuations in the Partnership's operating cash flows are substantially driven by changes in commodity prices, in production volumes and in realized gains and losses from commodity positions. Commodity prices have historically been volatile and the Managing General Partner attempts to manage this volatility through derivatives. Therefore, the primary source of the Partnership's cash flow from operations becomes the net activity between the Partnership's natural gas, NGLs and crude oil sales and realized natural gas and crude oil derivative gains and losses. However, the Partnership does not engage in speculative positions, nor does the Partnership hold derivative instruments for 100% of the Partnership's expected future production from producing wells and therefore may still experience significant fluctuations in cash flows from operations. As of March 31, 2012, the Partnership had natural gas derivative positions in place covering all of the expected natural gas production for the remainder of 2012, at an average price of $5.05 per Mcf. However, the Partnership has no NGL or crude oil derivatives. See Results of Operations for further discussion of the impact of prices and volumes on sales from operations and the impact of derivative activities on the Partnership's revenues.

The Partnership's future operations are expected to be conducted with available funds and revenues generated from natural gas, NGLs and crude oil production activities and commodity derivatives. Natural gas, NGLs and crude oil production from the Partnership's existing properties are generally expected to continue a gradual decline in the rate of production over the remaining life of the wells. Therefore, the Partnership anticipates a lower annual level of natural gas, NGLs and crude oil production and, in the absence of significant price increases or additional reserve development, lower revenues. The Partnership also expects cash flows from operations to decline if commodity prices remain at current levels or decrease in the future. Under these circumstances decreased production would have a material negative impact on the Partnership's operations and may result in reduced cash distributions to the Managing General Partner and Investor Partners through the remainder of 2012 and beyond, and may substantially reduce or restrict the Partnership's ability to participate in the additional development activities which are more fully described in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Recent Developments−Additional Development Plan.

Index
ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Although the Agreement permits the Partnership to borrow funds on its behalf for Partnership activities, the Managing General Partner does not anticipate electing to fund through bank borrowings any portion of the Partnership's refracturing and recompletion activities. These refracturings and recompletions are began in 2012. Partnership borrowings, should any occur, will be non-recourse to the Investor Partners; accordingly, the Partnership, not the Investor Partners, will be responsible for repaying the loan.

Working Capital

The Partnership had working capital of $4.2 million at March 31, 2012, compared to working capital of $3.9 million at December 31, 2011, an increase of $0.3 million. The increase was primarily due to the following changes:

•	Cash and cash equivalents decreased by $0.2 million between March 31, 2012, and December 31, 2011.

•	Accounts receivable decreased by $0.1 million between March 31, 2012, and December 31, 2011.

•	Realized and unrealized derivative gains receivable increased by $0.7 million between March 31, 2012, and December 31, 2011.

•
Due to Managing General Partner-other, net, excluding natural gas, NGLs and crude oil sales received from third parties and realized derivative gains, increased by $0.1 million between March 31, 2012, and December 31, 2011.

Working capital is expected to increase due to the Partnership’s anticipated withholding of cash from the Managing General Partner and Investor Partners, on a pro-rata basis, for the initial refracturing activities. The balance of the withholdings, which began in the fourth quarter of 2010, is $1,495,000 as of March 31, 2012. Cash decreased as the funds were utilized in payment of development activities during 2012. Funding for the Additional Development Plan will be provided by the withholding of distributable cash flows from the Managing General Partner and Investor Partners on a percentage of Partnership ownership pro-rata basis. Working capital is expected to similarly fluctuate by increasing during periods of Additional Development Plan funding and by decreasing during periods when payments are made for refracturing or recompletion activities.

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

Net cash provided by operating activities was $0.9 million for the three months ended March 31, 2012, compared to $1.9 million for the comparable period in 2011. The decrease of $1.0 million in cash provided by operating activities was due primarily to the following:

•	A decrease in natural gas, NGLs and crude oil sales receipts of $1.4 million, or 53%, and

•	A decrease in production costs and direct costs - general and administrative payments of $0.4 million.

Cash Flows from Investing Activities

The Partnership, from time-to-time, invests in equipment which supports treatment, delivery and measurement of natural gas, NGLs and crude oil or environmental protection. These amounts totaled $0.4 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively. Substantially all of the 2012 investment is attributable to activities pursuant to the Additional Development Plan.

Index
ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

In February 2011, the Managing General Partner executed a purchase and sale agreement for the Partnership's North Dakota assets and subsequently closed with the same unrelated third party. Proceeds from the sale were $5.7 million.

Cash Flows from Financing Activities

The Partnership initiated monthly cash distributions to investors in May 2007 and has distributed $80.2 million through March 31, 2012. The table below presents cash distributions to the Partnership's investors. Distributions to the Managing General Partner represent amounts distributed to PDC for the Managing General Partner's 37% general partner interest in the Partnership. Investor Partner distributions include amounts distributed to Investor Partners for their 63% ownership share in the Partnership and include amounts distributed to PDC for limited partnership units repurchased.

Distributions

Three months ended March 31,	Managing General Partner	Investor Partners	Total
2012	$296,489	$504,832	$801,321
2011	503,955	858,083	1,362,038

The decrease in total distributions for 2012 as compared to 2011 is primarily due to the decrease in cash flows from operating activities during 2012, offset in part by funds held by the Managing General Partner for the Additional Development Plan in 2011. During the quarter ended March 31, 2012, on a pro-rata basis, based on percentage of ownership in the Partnership, the Managing General Partner retained $83,250 and $141,750 from the Managing General Partner and Investor Partners’ share of cash available for distributions, respectively, to reimburse the Managing General Partner for the cost of initiating both recompletions and refracturings on two of the Partnership's wells. For additional information, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Recent Developments−Additional Development Plan.

Off-Balance Sheet Arrangements

As of March 31, 2012, the Partnership had no existing off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on the Partnership's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

There have been no significant changes to the Partnership's critical accounting policies and estimates or in the underlying accounting assumptions and estimates used in these critical accounting policies from those disclosed in the financial statements and accompanying notes contained in the Partnership's 2011 Form 10-K.

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

(a)    Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, PDC, as Managing General Partner on behalf of the Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This evaluation considered the various processes carried out under the direction of the Managing General Partner's disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to the Partnership's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussion regarding required disclosure.

Based on the results of this evaluation, the Managing General Partner's Chief Executive Officer and the Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of March 31, 2012.

(b)    Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2012, PDC, the Managing General Partner, made no changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership's internal control over financial reporting.

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

The following table presents information about the Managing General Partner's limited partner unit repurchases during the three months ended March 31, 2012.

Period	Total Number of Units Repurchased	Average Price Paid Per Unit
January 1 - 31	—	$—
February 1 - 29	1.25	5,464
March 1 - 31	7.25	5,314
Total first quarter repurchases	8.50

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Index
ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 6. Exhibits

The exhibits presented below are in addition to those presented in the Partnership's Form 10-K.

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

32.1*
Certifications by Chief Executive Officer and Chief Financial Officer of Petroleum Development Corporation (dba PDC Energy), the Managing General Partner of the Partnership, pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*Furnished herewith.

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

Rockies Region 2006 Limited Partnership
By its Managing General Partner
Petroleum Development Corporation (dba PDC Energy)

By: /s/ James M. Trimble
James M. Trimble President and Chief Executive Officer of Petroleum Development Corporation (dba PDC Energy)
May 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James M. Trimble	President and Chief Executive Officer	May 14, 2012
James M. Trimble	Petroleum Development Corporation (dba PDC Energy) Managing General Partner of the Registrant
(principal executive officer)

/s/ Gysle R. Shellum	Chief Financial Officer	May 14, 2012
Gysle R. Shellum	Petroleum Development Corporation (dba PDC Energy) Managing General Partner of the Registrant
(principal financial officer)

/s/ R. Scott Meyers	Chief Accounting Officer	May 14, 2012
R. Scott Meyers	Petroleum Development Corporation (dba PDC Energy) Managing General Partner of the Registrant
(principal accounting officer)