Form 10-Q
period 2012-09-30
Rockies Region 2006 Limited Partnership
filed 2012-11-08
CIK 1376912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2012
or

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

As of September 30, 2012 this Partnership had 4,497.03 units of limited partnership interest and no units of additional general partnership interest outstanding.

Rockies Region 2006 Limited Partnership

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) regarding Rockies Region 2006 Limited Partnership's (the "Partnership" or the "Registrant") business, financial condition and results of operations. PDC Energy, Inc. (“PDC”) is the Managing General Partner of this Partnership. All statements other than statements of historical facts included in and incorporated by reference into this report are “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements herein. These statements relate to, among other things: estimated natural gas, natural gas liquids (“NGLs”) and crude oil production and reserves; additional development plans; the PDC-Sponsored Drilling Program Acquisition Plan discussed in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments"; future cash flows and anticipated liquidity; anticipated capital expenditures; the adequacy of the Managing General Partner's casualty insurance coverage; the effectiveness of the Managing General Partner's derivative policies in achieving this Partnership's risk management objectives; the timing of planned midstream capacity increases in the Wattenberg Field; and the Managing General Partner's future strategies, plans and objectives.
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

•
impact of governmental policies and/or regulations, including changes in environmental and other laws, the interpretation and enforcement related to those laws and regulations, liabilities arising thereunder, and the costs to comply with those laws and regulations;

•	potential declines in the value of this Partnership's natural gas and crude oil properties resulting in impairments;

•	changes in estimates of proved reserves;

•	inaccuracy of reserve estimates and expected production rates;

•	potential for production decline rates from this Partnership's wells to be greater than expected;

•	availability of Partnership future cash flows for investor distributions or funding of development activities;

•	timing and extent of this Partnership's success in further developing and producing this Partnership's reserves;

•	the Managing General Partner's ability to acquire supplies and services at reasonable prices;

•	timing and receipt of necessary regulatory permits;

•	risks incidental to the additional development and operation of natural gas and crude oil wells;

•	this Partnership's future cash flows, liquidity and financial position;

•	competition within the oil and gas industry;

•
availability of sufficient pipeline, gathering and other transportation facilities and related infrastructure to process and transport this Partnership's production, particularly in the Wattenberg Field, and the impact of these facilities on the price this Partnership receives for its production;

•	success of the Managing General Partner in marketing this Partnership's natural gas, NGLs and crude oil;

•	effect of derivative activities;

•	impact of environmental events, governmental and other third-party responses to such events and the Managing General Partner's ability to insure adequately against such events;

•	the cost of pending or future litigation;

•	the Managing General Partner's ability to retain or attract senior management and key technical employees; and

•	success of strategic plans, expectations and objectives for future operations of the Managing General Partner.

Further, this Partnership urges the reader to carefully review and consider the cautionary statements and disclosures made in this Quarterly Report on Form 10-Q, this Partnership's Annual Report on Form 10-K for the year ended December 31, 2011(“2011 Form 10-K”) filed with the United States Securities and Exchange Commission (“SEC”) on March 27, 2012 and this Partnership's other filings with the SEC for further information on risks and uncertainties that could affect this Partnership's business, financial condition and results of operations and prospects, which are incorporated by this reference as though fully set forth herein. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. This Partnership undertakes no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events. All forward looking statements are qualified in their entirety by this cautionary statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Rockies Region 2006 Limited Partnership
Condensed Balance Sheets
(unaudited)

	September 30, 2012	December 31, 2011*
Assets
Current assets:
Cash and cash equivalents	$254,746	$1,822,783
Accounts receivable	282,678	405,641
Crude oil inventory	57,054	38,542
Due from Managing General Partner-derivatives	2,639,867	3,070,411
Due from Managing General Partner-other, net	632,122	—
Total current assets	3,866,467	5,337,377

Natural gas and crude oil properties, successful efforts method, at cost	56,355,163	55,123,493
Less: Accumulated depreciation, depletion and amortization	(30,897,635)	(28,690,196)
Natural gas and crude oil properties, net	25,457,528	26,433,297
Due from Managing General Partner-derivatives	566,748	2,368,239
Other assets	96,336	63,014

Total Assets	$29,987,079	$34,201,927

Liabilities and Partners' Equity
Current liabilities:
Accounts payable and accrued expenses	$62,651	$67,859
Due to Managing General Partner-derivatives	1,256,615	1,345,134
Due to Managing General Partner-other, net	—	8,352
Total current liabilities	1,319,266	1,421,345
Due to Managing General Partner-derivatives	294,765	1,173,778
Asset retirement obligations	1,245,699	1,187,708
Total liabilities	2,859,730	3,782,831

Commitments and contingent liabilities

Partners' equity:
Managing General Partner	5,101,105	6,319,052
Limited Partners - 4,497.03 units issued and outstanding	22,026,244	24,100,044
Total Partners' equity	27,127,349	30,419,096
Total Liabilities and Partners' Equity	$29,987,079	$34,201,927
    *Derived from audited 2011 balance sheet

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2006 Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Natural gas, NGLs and crude oil sales	$968,158	$1,565,706	$2,947,321	$5,112,731
Commodity price risk management gain (loss), net	(217,271)	873,628	456,176	1,097,609
Total revenues	750,887	2,439,334	3,403,497	6,210,340
Operating costs and expenses:
Natural gas, NGLs and crude oil production costs	638,740	613,030	1,918,288	2,260,623
Direct costs - general and administrative	42,547	46,140	123,438	133,860
Depreciation, depletion and amortization	758,371	707,030	2,207,439	2,254,253
Accretion of asset retirement obligations	19,658	13,155	57,991	38,908
Total operating costs and expenses	1,459,316	1,379,355	4,307,156	4,687,644

Income (loss) from continuing operations	(708,429)	1,059,979	(903,659)	1,522,696

Interest income	—	3,352	—	3,352

Net income (loss) from continuing operations	(708,429)	1,063,331	(903,659)	1,526,048
Income from discontinued operations	—	—	—	3,663,731

Net income (loss)	$(708,429)	$1,063,331	$(903,659)	$5,189,779

Net income (loss) allocated to partners	$(708,429)	$1,063,331	$(903,659)	$5,189,779
Less: Managing General Partner interest in net income (loss)	(262,119)	393,432	(334,354)	1,920,218
Net income (loss) allocated to Investor Partners	$(446,310)	$669,899	$(569,305)	$3,269,561

Net income (loss) per Investor Partner unit	$(99)	$149	$(127)	$727

Investor Partner units outstanding	4,497.03	4,497.03	4,497.03	4,497.03

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2006 Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(903,659)	$5,189,779
Adjustments to net income (loss) to reconcile to net cash from operating activities:
Depreciation, depletion and amortization	2,207,439	2,254,253
Accretion of asset retirement obligations	57,991	38,908
Unrealized (gain) loss on derivative transactions	1,264,503	(801,340)
Gain on sale of natural gas and crude oil properties	—	(3,515,554)
Changes in assets and liabilities:
Accounts receivable	122,963	297,981
Crude oil inventory	(18,512)	(12,216)
Other assets	(33,322)	(37,597)
Accounts payable and accrued expenses	(5,208)	(133,513)
Due to Managing General Partner-other, net	(8,352)	—
Due from Managing General Partner-other, net	(632,122)	232,618
Net cash from operating activities	2,051,721	3,513,319
Cash flows from investing activities:
Capital expenditures for natural gas and crude oil properties	(1,231,670)	(104,633)
Proceeds from sale of natural gas and crude oil properties	—	5,684,623
Net cash from investing activities	(1,231,670)	5,579,990
Cash flows from financing activities:
Distributions to Partners	(2,388,088)	(7,843,309)
Net cash from financing activities	(2,388,088)	(7,843,309)

Net change in cash and cash equivalents	(1,568,037)	1,250,000
Cash and cash equivalents, beginning of period	1,822,783	472,783
Cash and cash equivalents, end of period	$254,746	$1,722,783

Supplemental disclosure of non-cash activity:
Asset retirement obligation, with corresponding change in natural gas and crude oil properties	$—	$(194,135)

See accompanying notes to unaudited condensed financial statements.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

Note 1−General and Basis of Presentation

Rockies Region 2006 Limited Partnership (the “Partnership” or the “Registrant”) was organized in 2006 as a limited partnership, in accordance with the laws of the State of West Virginia, for the purpose of engaging in the exploration and development of natural gas and crude oil properties. Business operations commenced upon closing of an offering for the private placement of Partnership units. Upon funding, this Partnership entered into a Drilling and Operating Agreement (“D&O Agreement”) with the Managing General Partner which authorizes PDC Energy, Inc. (“PDC”) to conduct and manage this Partnership's business. In accordance with the terms of the Limited Partnership Agreement (the “Agreement”), the Managing General Partner is authorized to manage all activities of this Partnership and initiates and completes substantially all Partnership transactions.

As of September 30, 2012, there were 2,009 limited partners in this Partnership (“Investor Partners”). PDC is the designated Managing General Partner of this Partnership and owns a 37% Managing General Partner ownership in this Partnership. According to the terms of the Agreement, revenues, costs and cash distributions of this Partnership are allocated 63% to the Investor Partners, which are shared pro rata based upon the number of units in this Partnership, and 37% to the Managing General Partner. The Managing General Partner may repurchase Investor Partner units under certain circumstances provided by the Agreement, upon request of an individual Investor Partner. Through September 30, 2012, the Managing General Partner had repurchased 51.3 units of Partnership interests from the Investor Partners at an average price of $5,632 per unit. As of September 30, 2012, the Managing General Partner owned 37.72% of this Partnership.

In the Managing General Partner's opinion, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of this Partnership's results for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in the audited financial statements have been condensed or omitted. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with this Partnership's audited financial statements and notes thereto included in this Partnership's 2011 Form 10-K. This Partnership's accounting policies are described in the Notes to Financial Statements in this Partnership's 2011 Form 10-K and updated, as necessary, in this Quarterly Report on Form 10-Q. The results of operations and cash flows for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year or any other future period.

Note 2−Recent Accounting Standards

Fair Value Measurement

On May 12, 2011, the Financial Accounting Standards Board ("FASB") issued changes related to fair value measurement. The changes represent the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. Many of the changes eliminate unnecessary wording differences between International Financial Reporting Standards and U.S. GAAP. The changes expand existing disclosure requirements for fair value measurements categorized in Level 3 by requiring a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation processes in place and a narrative description of the sensitivity of the fair value to changes in unobservable inputs and the interrelationships between those inputs. In addition, the changes also require the categorization by level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position whose fair value must be disclosed. These changes are to be applied prospectively and were effective for public entities during interim and annual periods beginning after December 15, 2011. Adoption of these changes did not have a significant impact on this Partnership's financial statements.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

Note 3−Transactions with Managing General Partner

The Managing General Partner transacts business on behalf of this Partnership under the authority of the D&O Agreement. Revenues and other cash inflows received by the Managing General Partner on behalf of this Partnership are distributed to the Partners net of corresponding operating costs and other cash outflows incurred on behalf of this Partnership. The fair value of this Partnership's portion of open derivative instruments is recorded on the condensed balance sheets under the captions “Due from Managing General Partner-derivatives” in the case of net unrealized gains and “Due to Managing General Partner-derivatives” in the case of net unrealized losses.

The following table presents transactions with the Managing General Partner reflected in the condensed balance sheet line item “Due from (to) Managing General Partner-other, net” which remain undistributed or unsettled with this Partnership's investors as of the dates indicated:

	September 30, 2012	December 31, 2011
Natural gas, NGLs and crude oil sales revenues collected from this Partnership's third-party customers	$325,671	$415,359
Commodity price risk management, realized gain	342,233	150,668
Other (1)	(35,782)	(574,379)
Total Due from (to) Managing General Partner-other, net	$632,122	$(8,352)

(1)
All other unsettled transactions, excluding derivative instruments, between this Partnership and the Managing General Partner. The majority of these are operating costs and general and administrative costs which have not been deducted from distributions.

The following table presents Partnership transactions, excluding derivative transactions which are more fully detailed in Note 5, Derivative Financial Instruments, with the Managing General Partner for the three and nine months ended September 30, 2012 and 2011. “Well operations and maintenance” and “Gathering, compression and processing fees” are included in the “Natural gas, NGLs and crude oil production costs” line item on the condensed statements of operations.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Well operations and maintenance	$560,567	$463,083	$1,728,612	$1,808,128
Gathering, compression and processing fees	44,992	60,208	157,714	179,368
Direct costs - general and administrative	42,547	46,140	123,438	133,860
Refracturing and recompletion costs	179,356	—	1,221,405	—
Cash distributions (1)	284,900	333,799	895,607	2,925,944

(1)
Cash distributions include $5,045 and $12,014 during the three and nine months ended September 30, 2012, respectively, and $2,757 and $23,919 during the three and nine months ended September 30, 2011, respectively, related to equity cash distributions for Investor Partner units repurchased by PDC.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

Note 4−Fair Value Measurements and Disclosures

Determination of fair value. This Partnership's fair value measurements are estimated pursuant to a fair value hierarchy that requires this Partnership to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, giving the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability, and may affect the valuation of the assets and liabilities and their placement within the fair value hierarchy levels. The three levels of inputs that may be used to measure fair value are defined as:

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

Derivative Financial Instruments. The Managing General Partner measures the fair value of this Partnership's derivative instruments based on a pricing model that utilizes market-based inputs, including but not limited to the contractual price of the underlying position, current market prices, natural gas and crude oil forward curves, discount rates such as the LIBOR curve for a similar duration of each outstanding position, volatility factors and nonperformance risk. Nonperformance risk considers the effect of the Managing General Partner's credit standing on the fair value of derivative liabilities and the effect of the Managing General Partner's counterparties' credit standings on the fair value of derivative assets. Both inputs to the model are based on published credit default swap rates and the duration of each outstanding derivative position.

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

The Managing General Partner has evaluated the credit risk of the counterparties holding the derivative assets, which are primarily financial institutions who are also lenders in the Managing General Partner's corporate credit facility, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position. Based on the Managing General Partner's evaluation, the Managing General Partner has determined that the potential impact of nonperformance of its counterparties on the fair value of this Partnership's derivative instruments was not significant.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

This Partnership's fixed-price swaps and basis swaps are included in Level 2 and its natural gas collars are included in Level 3. The following table presents, for each applicable level within the fair value hierarchy, this Partnership's derivative assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis:

	Balance Sheet	September 30, 2012			December 31, 2011
	Line Item	Level 2	Level 3	Total	Level 2	Level 3	Total

Assets:
Current
Commodity-based derivatives	Due from Managing General Partner-derivatives	$2,601,938	$37,929	$2,639,867	$2,918,416	$151,995	$3,070,411
Non-Current
Commodity-based derivatives	Due from Managing General Partner-derivatives	566,748	—	566,748	2,368,239	—	2,368,239
Total assets		3,168,686	37,929	3,206,615	5,286,655	151,995	5,438,650

Liabilities:
Current
Basis protection derivative contracts	Due to Managing General Partner-derivatives	1,256,615	—	1,256,615	1,345,134	—	1,345,134
Non-Current
Basis protection derivative contracts	Due to Managing General Partner-derivatives	294,765	—	294,765	1,173,778	—	1,173,778
Total liabilities		1,551,380	—	1,551,380	2,518,912	—	2,518,912
Net asset (1)		$1,617,306	$37,929	$1,655,235	$2,767,743	$151,995	$2,919,738
(1)As of September 30, 2012 and December 31, 2011, none of this Partnership's derivative instruments were designated as hedges.

The following table presents a reconciliation of this Partnership's Level 3 fair value measurements:

	Nine months ended
	September 30, 2012	September 30, 2011
Fair value, net asset, beginning of period	$151,995	$213,723
Changes in fair value included in condensed statement of operations line item:
Commodity price risk management gain (loss), net	22,831	57,998
Settlements	(136,897)	(173,750)
Fair value, net asset, end of period	$37,929	$97,971

Change in unrealized gain (loss) relating to assets (liabilities) still held as of
September 30, 2012 and 2011, respectively, included in condensed statement of operations line item:
Commodity price risk management gain (loss), net	$3,024	$33,646

The significant unobservable input used in the fair value measurement of this Partnership's derivative contracts is the implied volatility curve, which is provided by a third-party vendor. A significant increase or decrease in the implied volatility, in isolation, would have a directionally similar effect resulting in a significantly higher or lower fair value measurement of this Partnership's Level 3 derivative contracts.

See Note 5, Derivative Financial Instruments, for additional disclosure related to this Partnership's derivative financial instruments.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

Non-Derivative Financial Assets and Liabilities

The carrying values of the financial instruments included in current assets and current liabilities approximate fair value due to the short-term maturities of these instruments.

Note 5−Derivative Financial Instruments

As of September 30, 2012, this Partnership had derivative instruments in place for a portion of its anticipated natural gas production through 2013 totaling 967,570 MMBtu.

The following tables present the impact of this Partnership's derivative instruments on this Partnership's accompanying condensed statements of operations:

	Three months ended September 30,
	2012			2011
Statement of operations line item:	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains For the Current Period	Total
Commodity price risk management gain (loss), net
Realized gains	$519,043	$6,699	$525,742	$74,643	$56,096	$130,739
Unrealized gains (losses)	(519,043)	(223,970)	(743,013)	(74,643)	817,532	742,889
Total	$—	$(217,271)	$(217,271)	$—	$873,628	$873,628

	Nine months ended September 30,
	2012			2011
Statement of operations line item:	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains For the Current Period	Total
Commodity price risk management gain, net
Realized gains	$1,368,399	$352,280	$1,720,679	$276,397	$19,872	$296,269
Unrealized gains (losses)	(1,368,399)	103,896	(1,264,503)	(276,397)	1,077,737	801,340
Total	$—	$456,176	$456,176	$—	$1,097,609	$1,097,609

Derivative Counterparties. The Managing General Partner's derivative arrangements expose this Partnership to the credit risk of nonperformance by the counterparties. The Managing General Partner primarily uses financial institutions who are also lenders under the Managing General Partner's credit facility as counterparties to its derivative contracts. To date, the Managing General Partner has had no counterparty default losses. The Managing General Partner has evaluated the credit risk of this Partnership's derivative assets from counterparties using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position. Based on this evaluation, the Managing General Partner has determined that the potential impact of nonperformance of the Managing General Partner's counterparties on the fair value of this Partnership's derivative instruments was not significant.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

Note 6−Commitments and Contingencies

Legal Proceedings

Neither this Partnership nor PDC, in its capacity as the Managing General Partner of this Partnership, are party to any pending legal proceeding that PDC believes would have a materially adverse effect on this Partnership's business, financial condition, results of operations or liquidity.

Environmental

Due to the nature of the oil and gas industry, this Partnership is exposed to environmental risks. The Managing General Partner has various policies and procedures in place to prevent environmental contamination and mitigate the risks from environmental contamination. The Managing General Partner conducts periodic reviews to identify changes in this Partnership's environmental risk profile. Liabilities are accrued when environmental remediation efforts are probable and the costs can be reasonably estimated. These liabilities are reduced as remediation efforts are completed or are adjusted as a consequence of subsequent periodic reviews. Liabilities for environmental remediation efforts are included in line item captioned “Accounts payable and accrued expenses” on the condensed balance sheet.

During the nine months ended September 30, 2012, as a result of the Managing General Partner's periodic review, new environmental remediation efforts liabilities were identified and this Partnership's expense for environmental remediation efforts was increased by approximately $26,000. This Partnership had accrued environmental remediation liabilities of approximately $32,000 and $23,000 as of September 30, 2012 and December 31, 2011, respectively.

The Managing General Partner is not currently aware of any environmental claims existing as of September 30, 2012 which have not been provided for or would otherwise have a material impact on this Partnership's condensed financial statements; however, there can be no assurance that current regulatory requirements will not change or unknown past non-compliance with environmental laws will not be discovered on this Partnership's properties.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

Note 7−Divestitures and Discontinued Operations

In February 2011, the Managing General Partner executed a purchase and sale agreement and subsequently closed with an unrelated party for this Partnership's North Dakota assets. This Partnership received approximately $5.7 million for these assets resulting in a gain on sale of $3.5 million. Following the sale to the unrelated party, this Partnership does not have significant continuing involvement in the operations of, or cash flows from, these assets. Accordingly, the results of operations related to the North Dakota assets have been reported as discontinued operations in the condensed statement of operations for the nine months ended September 30, 2011.
The table below presents selected operational information related to this Partnership's discontinued operations of this Partnership's North Dakota assets. While the reclassification of revenues and expenses related to discontinued operations for the 2011 period had no impact upon previously reported net earnings, the statement of operations data presents the revenues and expenses that were reclassified from the specified statement of operations line items to discontinued operations. There was no activity recorded to discontinued operations for the nine months ended September 30, 2012.

Nine Months Ended September 30,
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

Index
ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Partnership Overview

Rockies Region 2006 Limited Partnership engages in the development, production and sale of natural gas, NGLs and crude oil. This Partnership began natural gas and crude oil operations in September 2006 and operates 86 gross (85.2 net) productive wells located in the Rocky Mountain Region of Colorado. This Partnership has drilled four additional wells determined to be dry holes, consisting of one developmental dry hole and three exploratory dry holes in the Wattenberg Field in Colorado. This Partnership drilled five (4.5 net) producing wells in North Dakota and two exploratory dry holes in North Dakota. In February 2011, this Partnership sold its North Dakota assets. The Managing General Partner of this Partnership markets this Partnership's natural gas and crude oil production to commercial end users, interstate or intrastate pipelines, local utilities and petroleum refiners or marketers, primarily under market-sensitive contracts in which the price of natural gas, NGLs and crude oil sold varies as a result of market forces. PDC does not charge a separate fee for the marketing of the natural gas, NGLs and crude oil because these services are covered by the monthly well operating charge. PDC, on behalf of this Partnership in accordance with the D&O Agreement, is authorized to enter into multi-year fixed price contracts and/or to utilize derivatives, including collars, swaps or basis protection swaps, in order to offset some or all of the commodity price variability for particular periods of time. Seasonal factors, such as effects of weather on prices received, costs incurred and availability of PDC or third-party owned pipeline capacity, due to high pressures in the gathering system whether caused by heat or third-party facilities issues, may impact this Partnership's results. In addition, both sales volumes and prices tend to be affected by demand factors with a seasonal component.

Recent Developments

PDC-Sponsored Drilling Program Acquisition Plan

As managing general partner of various public limited partnerships, PDC has disclosed its intention to pursue, beginning in the fall of 2010, the acquisition of the limited partnership units other than those held by PDC or its affiliates, held by limited partners (“non-affiliated investor partners”), in certain limited partnerships that PDC had previously sponsored, including this Partnership (the “Acquisition Plan”). For additional information regarding the Acquisition Plan, refer to disclosure included in PDC's prior filings made with the SEC and presentations on PDC's website. However, such information shall not, by reason of this reference, be deemed to be incorporated by reference in, or otherwise be deemed to be part of, this report. Under the Acquisition Plan, any existing or future merger offer will be subject to the terms and conditions of the related merger agreement and such agreement will likely contemplate the partnership being merged with and into a wholly-owned subsidiary of PDC. Each such merger will also be subject to, among other things, PDC having sufficient available capital, the economics of the merger and the approval by a majority of the limited partnership units held by the non-affiliated investor partners of such limited partnership. Consummation of any proposed merger of a limited partnership under the Acquisition Plan will result in the termination of the existence of that partnership and each non-affiliated investor partner will receive the right to receive a cash payment for their limited partnership units in that partnership and will no longer participate in that partnership's future earnings or this Partnership's economic benefit.

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
On December 21, 2011, PDC and its wholly-owned merger subsidiary were served with an alleged class action on behalf of certain former partnership unit holders related to the partnership repurchases completed by mergers in 2010 and 2011. The action was filed in United States District Court for the Central District of California, and is titled Schulein v. Petroleum Development Corp. The complaint primarily alleges a claim that the proxy statements issued in connection with the mergers were inadequate, and a state law breach of fiduciary duty. On February 10, 2012, PDC filed a motion to dismiss, or in the alternative, to stay. On June 15, 2012, the Court denied the motion. The Court has approved a litigation schedule including a jury trial in May 2014.

Index
ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Additional Development Plan

The Managing General Partner has begun executing a plan for this Partnership's Wattenberg Field wells, which may provide for additional reserve development of natural gas, NGLs and crude oil production (the “Additional Development Plan”). The Additional Development Plan consists of this Partnership's refracturing of wells currently producing in the Codell formation and/or recompletion in the Niobrara or Codell formations which are currently not producing. Refracturing activities consist of a second hydraulic fracturing treatment in a current production zone, while recompletion activities consist of an initial hydraulic fracturing treatment in a new production zone, all within an existing well bore. Historically, refracturing and recompletion activities have resulted in an increase in both liquids and natural gas production.

Additional development of Wattenberg Field wells, which may provide for additional reserve development and production, generally occurs five to 10 years after initial well drilling so that well resources are optimally utilized. This additional development would be expected to occur based on a favorable general economic environment and commodity price structure. The Managing General Partner has the authority to determine whether to refracture or recomplete the individual wells and to determine the timing of any additional development activity. The timing of the refracturing or recompletion can be affected by the desire to optimize the economic return by additional development of the wells when commodity prices are at levels that are believed to provide an attractive rate of return to this Partnership. On average, the production resulting from past PDC's refracturings or recompletions have increased production; however, not all past refracturings or recompletions have been economically successful and similar future refracturing or recompletion activities may not be economically successful. If the additional development work is performed, this Partnership will bear the direct costs of refracturing or recompletion, and the Investor Partners and the Managing General Partner will each pay their proportionate share of costs based on the ownership sharing ratios of this Partnership from funds retained by the Managing General Partner from cash available for distributions. The Managing General Partner considers the cash available for distributions to be this Partnership's net cash flows from operating activities, less any net cash used in capital activities.
The Limited Partnership Agreement (the “Agreement”) permits this Partnership to borrow funds or receive advances from the Managing General Partner, its affiliates or unaffiliated persons for Partnership activities. At this time, the Managing General Partner does not anticipate electing to fund the initial Additional Development Plan's well refracturings or recompletions, or any subsequent refracturings or recompletions, through bank borrowing. In the event that this Partnership's refracturing or recompletion activities are funded in part through borrowing, potential cash available for distributions derived from production increases provided by this additional development of this Partnership's Wattenberg Field wells may not be sufficient to repay this Partnership's borrowing obligations, which will include principal and interest. Borrowings, if any, will be non-recourse to the Investor Partners. Accordingly, this Partnership, not the Investor Partners, will be responsible for loan repayment. However, any bank borrowings may be collateralized by this Partnership's assets and may restrict distributions as long as there is a balance due on any loan.
During the fourth quarter of 2010, the Managing General Partner began a program for its affiliated partnerships to begin accumulating cash from cash flows from operating activities to pay for future refracturing or recompletion costs. This program will materially reduce, up to 100%, cash available for distributions of the partnerships for a period of time not expected to exceed five years.
Current estimated costs for these well refracturings or recompletions are between $180,000 and $260,000 per activity. As of September 30, 2012, this Partnership has approximately 108 additional development opportunities remaining. Total withholding for these activities from this Partnership's cash available for distributions is estimated to be between $19.9 million and $22.2 million if all of the activities are performed. As of September 30, 2012, eight of the originally estimated 116 additional development opportunities have been completed. The Managing General Partner will continually evaluate the timing of the additional development activities based on engineering data and a favorable commodity price environment in order to maximize the expected financial benefit of the additional well development. During the nine months ended September 30, 2012, $1,568,000 of the $1,720,000 funds previously withheld from this Partnership's cash distributions pursuant to the Additional Development Plan were used to pay the Managing General Partner for the cost of eight recompletions and/or refracturings on four of this Partnership's wells. As of September 30, 2012, the remaining $152,000 that was withheld from Partnership distributions is held in this Partnership's bank account.

Index
ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

This Partnership, along with other operators in the Wattenberg Field, is currently experiencing extremely high line pressures due to an oversupply of natural gas and natural gas liquids (NGLs) in the field based upon the main pipeline/processing provider's current take away capacity. The result of the high line pressure is that many of the wells in this field, including this Partnership's wells, have had their production curtailed and the curtailments have reduced the amount of natural gas, crude oil and NGLs produced and sold over the last several months. When natural gas production is curtailed, the curtailment affects the well's ability to lift the liquids out of the well bore.

DCP, an independent midstream company, is the main purchaser of natural gas and NGLs in this field. The Managing General Partner is working closely with DCP, who is implementing a multi-year facility expansion capable of significantly increasing long-term gathering and processing capacity in the Wattenberg Field. However, the Managing General Partner does not expect the impact of this increased capacity to substantially benefit this Partnership until late 2013.

Due to the limitations in the take away capacity and the extended timeline anticipated for the curtailments, the projected rates of return for refracturing and recompletion activities have significantly deteriorated. Therefore, at this time, PDC has temporarily suspended the Additional Development Plan and the withholding of funds designated for this development until the high line pressure situation improves. Unspent funds previously withheld pursuant to the Additional Development Plan will be distributed during the fourth quarter of 2012 based upon each partner's proportional ownership interest. It is currently anticipated that withholding will recommence sometime in the second half of 2013. However, no assurance can be given that the Additional Development Plan will recommence.

Implementation of the Additional Development Plan has and will in the future reduce or eliminate Partnership distributions to the Managing General Partner and Investor Partners while the work is being conducted and paid for through this Partnership's funds. Depending upon the level of withholding and the results of operations, it is possible that the Managing General Partner and Investor Partners could have taxable income from this Partnership without any corresponding distributions in future years. Non-affiliated Investor Partners are urged to consult a tax advisor to determine all of the relevant federal, state and local tax consequences of the Additional Development Plan. The above discussion is not intended as a substitute for careful tax planning, and non-affiliated Investor Partners should obtain the advice of their own tax advisors concerning the effects of the Additional Development Plan.

Current Low Natural Gas Price Environment

While there was a 62% improvement in prices in the current quarter for this Partnership, the natural gas market still continues to be characterized by depressed prices relative to prior years. While this Partnership has derivative instruments in place for a majority of its expected natural gas production in 2012 and 2013, sustained low natural gas prices could have a material adverse effect on this Partnership as a result of lower natural gas sales, a reduction in the estimated quantity of this Partnership's proved reserves and a corresponding reduction in the estimated future net cash flows expected to be generated from these reserves.

Potential for Future Asset Impairments

A further decrease in forward natural gas prices during 2012 could also result in significant impairment charges. This Partnership's Piceance Basin properties have significant natural gas reserves, representing 62% of the total proved natural gas reserves and 39% of this Partnership's total proved reserves at December 31, 2011, and are sensitive to declines in natural gas prices. These assets, which had a net book value of approximately $8.1 million at September 30, 2012, are at risk of impairment if future natural gas prices for this Partnership's Piceance production experience further long-term decline. The cash flow model this Partnership uses to assess properties for impairment includes numerous assumptions, such as the Managing General Partner's estimates of future oil and gas production and commodity prices, market outlook on forward commodity prices, operating and development costs. All inputs to the cash flow model must be evaluated at each date that the estimate of future cash flows for each producing basin is calculated. However, a significant decrease in long-term forward natural gas prices alone could result in a significant impairment of this Partnership's properties that are sensitive to declines in natural gas prices.

Index
ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Partnership Operating Results Overview

Natural gas, NGLs and crude oil sales decreased 42%, or $2.2 million, for the first nine months of 2012 compared to the first nine months of 2011, while sales volumes from continuing operations declined 18% period-to-period. The average sales price per Mcfe, excluding the impact of realized derivative gains, was $3.71 for the current year period compared to $5.25 for the same period a year ago. Realized derivative gains from natural gas sales contributed an additional $2.17 per Mcfe, or $1.7 million, to the total revenues for the first nine months of 2012 compared to an additional $0.31 per Mcfe, or $0.3 million, from natural gas and crude oil sales for the first nine months of 2011. Comparatively, the total per Mcfe price realized, consisting of the average sales price and realized derivative gains, increased to $5.88 for the first nine months of 2012 from $5.56 for the same period of 2011.

Index
ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

Summary Operating Results

The following table presents selected information regarding this Partnership’s results of continuing operations:

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	Change	2012	2011	Change
Number of gross producing wells (end of period)	86	86	—	86	86	—

Production(1)
Natural gas (Mcf)	211,292	232,559	(9)%	626,794	753,534	(17)%
NGLs (Bbl)	2,900	3,455	(16)%	7,849	9,503	(17)%
Crude oil (Bbl)	6,388	8,583	(26)%	19,944	27,107	(26)%
Natural gas equivalents (Mcfe)(2)	267,020	304,787	(12)%	793,552	973,194	(18)%
Average Mcfe per day	2,902	3,313	(12)%	2,896	3,565	(18)%

Natural gas, NGLs and crude oil sales
Natural gas	$373,333	$735,937	(49)%	$971,300	$2,371,210	(59)%
NGLs	56,154	126,026	(55)%	195,368	360,054	(46)%
Crude oil	538,671	703,743	(23)%	1,780,653	2,381,467	(25)%
Total natural gas, NGLs and crude oil sales	$968,158	$1,565,706	(38)%	$2,947,321	$5,112,731	(42)%

Realized gain (loss) on derivatives, net
Natural gas	$525,742	$224,033	135%	$1,720,679	$659,250	161%
Crude oil	—	(93,294)	(100)%	—	(362,981)	(100)%
Total realized gain on derivatives, net	$525,742	$130,739	*	$1,720,679	$296,269	*

Average selling price (excluding realized gain (loss) on derivatives)
Natural gas (per Mcf)	$1.77	$3.16	(44)%	$1.55	$3.15	(51)%
NGLs (per Bbl)	19.36	36.48	(47)%	24.89	37.89	(34)%
Crude oil (per Bbl)	84.33	81.99	3%	89.28	87.85	2%
Natural gas equivalents (per Mcfe)	3.63	5.14	(29)%	3.71	5.25	(29)%

Average selling price (including realized gain (loss) on derivatives)
Natural gas (per Mcf)	$4.26	$4.13	3%	$4.29	$4.02	7%
NGLs (per Bbl)	19.36	36.48	(47)%	24.89	37.89	(34)%
Crude oil (per Bbl)	84.33	71.12	19%	89.28	74.46	20%
Natural gas equivalents (per Mcfe)	5.59	5.57	1%	5.88	5.56	6%

Average cost per Mcfe
Natural gas, NGLs and crude oil production cost(3)	$2.39	$2.01	19%	$2.42	$2.32	4%
Depreciation, depletion and amortization	2.84	2.32	22%	2.78	2.32	20%

Operating costs and expenses
Direct costs - general and administrative	$42,547	$46,140	(8)%	$123,438	$133,860	(8)%
Depreciation, depletion and amortization	758,371	707,030	7%	2,207,439	2,254,253	(2)%

Cash distributions	$756,365	$894,708	(15)%	$2,388,088	$7,843,309	(70)%
*Percentage change is not meaningful, equal to or greater than 250% or not calculable.
Amounts may not recalculate due to rounding.

Index
ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

_______________
(1) Production is net and determined by multiplying the gross production volume of properties in which this Partnership has an interest by the average percentage of the leasehold or other property interest this Partnership owns.
(2) Six Mcf of natural gas equals one Bbl of crude oil or NGL.
(3) Represents natural gas, NGLs and crude oil operating expenses, including production taxes.

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

Natural Gas, NGLs and Crude Oil Sales

Natural Gas, NGLs and Crude Oil Pricing. This Partnership's results of operations depend upon many factors, particularly the price of natural gas, NGLs and crude oil and the Managing General Partner's ability to market this Partnership's production effectively. Natural gas, NGL and crude oil prices are among the most volatile of all commodity prices. These price variations have a material impact on this Partnership's financial results and capital expenditures.

Natural gas prices vary by region and locality, depending upon the distance to markets, the availability of pipeline capacity and the supply and demand relationships in that region or locality. The combination of increased drilling activity and curtailments due to limited capacity on local gathering and processing infrastructure has resulted in capacity constraints. Like most producers, this Partnership relies on major interstate pipeline companies to construct these pipelines to increase capacity, rendering the timing and availability of these facilities beyond this Partnership's control. The price this Partnership receives for its natural gas is impacted by the Managing General Partner's transportation, gathering and processing agreements. This Partnership currently uses the "net-back" method of accounting for these arrangements related to its natural gas sales. This Partnership sells natural gas at the wellhead and collects a price and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by the purchaser and reflected in the wellhead price. The net-back method results in the recognition of a sales price that is below the indices for which the production is based.

The price this Partnership receives for its natural gas produced is based on a market basket of prices, which generally includes natural gas sold at, near or below Colorado Interstate Gas ("CIG") prices, as well as other nearby regional prices. The CIG Index, and other indices for production delivered to other Rocky Mountain pipelines, has historically been less than the price received for natural gas produced in the eastern regions of the U.S., which is based on New York Mercantile Exchange ("NYMEX") prices. This negative differential has narrowed over the last few years and is lower than historical variances. The negative differential between NYMEX and CIG averaged $0.22 and $0.30 for the nine months ended September 30, 2012 and 2011, respectively. In September 2012, the Managing General Partner renegotiated its marketing agreement for this Partnership's natural gas in the Piceance Basin. This new marketing agreement is expected to add approximately $0.40 per MMbtu to this Partnership's Piceance natural gas price realization effective November 1, 2012.

This Partnership has experienced a decline in the price of NGLs, mainly at Conway hub in Kansas where this Partnership's Wattenberg production is marketed. This is primarily due to the increase in ethane and propane volumes flowing to Conway, with a limited market for these products out of the area.

Crude oil pricing is predominately driven by the physical market, supply and demand, the financial markets and national and international politics. The majority of this Partnership's crude oil is sold on a calendar-year basis at a fixed differential to NYMEX pricing.

Index
ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Nine months ended September 30, 2012 as compared to nine months ended September 30, 2011

For the nine months ended September 30, 2012 compared to the same period of 2011, natural gas, NGLs and crude oil sales volumes from continuing operations, on an energy equivalency-basis, decreased 18% primarily due to normal production declines for this stage in the wells’ production life cycle and a decrease in production precipitated by curtailments due to high line pressure in the Wattenberg Field, partially offset by increased production by wells refractured or recompleted in accordance with the Additional Development Plan.
The $2.2 million, or 42%, decrease in sales from continuing operations for the 2012 nine month period as compared to the prior year period was a reflection of sales volume decreases of 18% and a decline in average sales prices of 29%. The average sales price per Mcfe, excluding the impact of realized derivative gains, was $3.71 for the current year nine month period compared to $5.25 for the same period a year ago.
Natural gas, NGLs and crude oil sales from continuing operations for the nine months ended September 30, 2012 decreased by 59%, 46% and 25%, respectively, as compared to the nine months ended September 30, 2011. The decrease in natural gas sales resulted from decreased prices per Mcf of 51% and lower natural gas production volumes of 17%. The decrease in NGLs sales was due to a decrease of 17% in NGLs production volumes and to a decrease in the average commodity price per Bbl of 34%. The crude oil sales decrease was due primarily to a sales volume decrease of 26%, partially offset by increased prices per Bbl of 2%.

Three months ended September 30, 2012 as compared to three months ended September 30, 2011

For the three months ended September 30, 2012 compared to the same period in 2011, natural gas, NGLs and crude oil sales volumes, on an energy equivalency-basis, decreased 12% primarily due to normal production declines for this stage in the wells’ production life cycle and a decrease in production precipitated by curtailments due to high line pressure in the Wattenberg Field, partially offset by increased production by wells refractured or recompleted in accordance with the Additional Development Plan.

The $0.6 million, or 38%, decrease in sales from continuing operations for the 2012 three month period as compared to the prior year period was a reflection of sales volume decreases of 12% and a decline in average sales price of 29%. The average sales price per Mcfe, excluding the impact of realized derivative gains, was $3.63 for the current year three month period compared to $5.14 for the same period a year ago.
Natural gas, NGLs and crude oil sales from continuing operations for the three months ended September 30, 2012 decreased by 49%, 55% and 23%, respectively, as compared to the three months ended September 30, 2011. The decrease in natural gas sales resulted from decreased prices per Mcf of 44% and lower natural gas production volumes of 9%. The decrease in NGLs sales was due to a decrease of 16% in NGLs production volumes and a decrease in the average commodity price per Bbl of 47%. The crude oil sales decrease was due primarily to a sales volume decrease of 26% and partially offset by an increase in the average commodity price per Bbl of 3%.

Commodity Price Risk Management

This Partnership used various derivative instruments to manage fluctuations in natural gas and crude oil prices. This Partnership had in place collars, fixed-price swaps and basis swaps on a portion of this Partnership's estimated natural gas and crude oil production. This Partnership sold its natural gas and crude oil at similar prices to the indices inherent in this Partnership's derivative instruments. As a result, for the volumes underlying this Partnership's derivative positions, this Partnership ultimately realized a price related to its collars of no less than the floor and no more than the ceiling and, for this Partnership's commodity swaps, this Partnership ultimately realized the fixed price related to its swaps.

Commodity price risk management includes realized gains and losses and unrealized mark-to-market changes in the fair value of the derivative instruments related to this Partnership's natural gas and crude oil production. See Note 4, Fair Value Measurements and Disclosures, and Note 5, Derivative Financial Instruments, to the unaudited condensed financial statements included in this report for additional details of this Partnership's derivative financial instruments.

Index
ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The following table presents the realized and unrealized derivative gains and losses included in commodity price risk management gain (loss), net:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Commodity price risk management gain (loss), net:
Realized gains (losses)
Natural gas	$525,742	$224,033	$1,720,679	$659,250
Crude oil	—	(93,294)	—	(362,981)
Total realized gains, net	525,742	130,739	1,720,679	296,269
Unrealized gains (losses)
Reclassification of realized gains included in
prior periods unrealized gains	(519,043)	(74,643)	(1,368,399)	(276,397)
Unrealized gains (losses) for the period	(223,970)	817,532	103,896	1,077,737
Total unrealized gains (losses), net	(743,013)	742,889	(1,264,503)	801,340
Total commodity price risk management gain (loss), net	$(217,271)	$873,628	$456,176	$1,097,609

Nine months ended September 30, 2012 as compared to nine months ended September 30, 2011

Realized gains of $1.7 million recognized in the nine months ended September 30, 2012 were primarily the result of lower natural gas spot prices at settlement compared to the respective strike price of this Partnership's natural gas derivative positions. For the nine months ended September 30, 2012, realized gains on natural gas, exclusive of basis swaps, were $2.8 million. These gains were offset in part by realized losses of $1.1 million on this Partnership's basis swap positions as the negative basis differential between NYMEX and CIG weighted-average price was narrower than the strike price of this Partnership's basis swaps.

Unrealized gains of $0.1 million for the nine months ended September 30, 2012 were primarily related to the downward shift in the natural gas forward curve and its impact on the fair value of this Partnership's open positions, offset in part by the narrowing of the CIG basis forward curve. For the nine-month period ended September 30, 2012, unrealized gains on this Partnership's natural gas positions were $0.2 million, partially offset by unrealized losses on this Partnership's CIG basis swaps of $0.1 million.

Realized gains recognized in the nine months ended September 30, 2011 were primarily the result of lower natural gas spot prices at settlement compared to the respective strike price of this Partnership's natural gas derivative positions. Realized gains on natural gas settlements were $1.6 million for the nine months ended September 30, 2011. These gains were offset in part by a $0.9 million loss on this Partnership's Colorado Interstate Gas (“CIG”) basis protection swaps as the negative basis differential between NYMEX and CIG was narrower than the strike price of the basis positions. This Partnership also realized a $0.4 million loss on its crude oil positions due to higher spot prices at settlement compared to the respective strike price.
Unrealized gains during the nine months ended September 30, 2011 were primarily related to the shifts in the forward curves and their impact on the fair value of this Partnership's open positions. The shifts downward in the natural gas curves resulted in an unrealized gain of $1.3 million and the shift downward in the crude oil curve resulted in an unrealized gain of $0.1 million during the nine months ended September 30, 2011. These unrealized gains were partially offset by unrealized losses of $0.3 million on this Partnership's CIG basis protection swaps as the forward basis differential between the NYMEX and CIG had continued to narrow.
Three months ended September 30, 2012 as compared to three months ended September 30, 2011

Realized gains of $0.5 million recognized in the three months ended September 30, 2012 were primarily the result of lower natural gas spot prices at settlement compared to the respective strike price of this Partnership's natural gas derivative positions. For the three months ended September 30, 2012, realized gains on natural gas, exclusive of basis swaps, were $0.9 million. These gains were offset in part by realized losses of $0.4 million on this Partnership's basis swap positions as the negative basis differential between NYMEX and CIG weighted average price was narrower than the strike price of this Partnership's basis swaps.

Unrealized losses of $0.2 million for the three months ended September 30, 2012 were primarily related to the upward shift in the natural gas forward curve and its impact on the fair value of this Partnership's open positions and by unrealized losses on CIG basis protection swaps due to the narrowing of the CIG basis forward curve.

Index
ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Realized gains recognized in the three months ended September 30, 2011 were primarily the result of lower natural gas spot prices at settlement compared to the respective strike price of this Partnership's natural gas derivative positions. Realized gains on natural gas settlements were $0.6 million for the three months ended September 30, 2011. These gains were offset in part by a $0.4 million loss on this Partnership's CIG basis protection swaps as the negative basis differential between NYMEX and CIG was narrower than the strike price of the basis positions. This Partnership also realized a $0.1 million loss on its crude oil positions due to higher spot prices at settlement compared to the respective strike price.

Unrealized gains during the three months ended September 30, 2011 were primarily related to the shifts in the forward curves and their impact on the fair value of this Partnership's open positions. The downward shifts in the natural gas curves resulted in an unrealized gain of $0.9 million and the downward shift in the crude oil curve resulted in an unrealized gain of $0.1 million during the three months ended September 30, 2011. These unrealized gains were partially offset by unrealized losses of $0.2 million on this Partnership's CIG basis protection swaps as the forward basis differential between the NYMEX and CIG had continued to narrow.

The following table presents this Partnership's derivative positions in effect as of September 30, 2012:

	Collars			Fixed-Price Swaps		CIG Basis Protection Swaps
Commodity/ Index	Quantity (Gas-MMBtu(1))	Weighted-Average Contract Price		Quantity (Gas-MMBtu(1))	Weighted- Average Contract Price	Quantity (Gas-MMBtu(1))	Weighted- Average Contract Price	Fair Value at September 30, 2012(2)
		Floors	Ceilings

Natural Gas
NYMEX
10/01 - 12/31/2012	14,216	$6.00	$8.27	190,285	$6.98	204,501	$(1.88)	$399,597
01/01 - 03/31/2013	—	—	—	194,887	7.12	194,887	(1.88)	324,500
04/01 - 06/30/2013	—	—	—	192,755	7.12	192,755	(1.88)	340,062
07/01 - 09/30/2013	—	—	—	190,145	7.12	190,145	(1.88)	319,093
10/01 - 12/31/2013	—	—	—	185,282	7.12	185,282	(1.88)	271,983
Total	14,216			953,354		967,570		$1,655,235

(1) A standard unit of measure for natural gas (one MMBtu equals one Mcf).
(2) As of September 30, 2012, approximately 1% of the fair value of this Partnership's derivative assets were measured using significant unobservable inputs (Level 3). See Note 4, Fair Value Measurements and Disclosures, to the unaudited condensed financial statements included in this report.

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
Nine months ended September 30, 2012 as compared to nine months ended September 30, 2011
Natural gas, NGLs and crude oil production costs for the nine months ended September 30, 2012 decreased by $0.3 million compared to the same period in 2011. Lease operating costs were lower by $0.1 million in 2012 as workovers, tubing repairs and non-recurring environmental remediation activities were collectively higher in 2011. Production taxes decreased by $0.2 million in 2012, consistent with sales declines from 2011. Natural gas, NGLs and crude oil production costs per Mcfe increased to $2.42 during 2012 from $2.32 in 2011 due to lower volumes.

Index
ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Three months ended September 30, 2012 as compared to three months ended September 30, 2011

Natural gas, NGLs and crude oil production costs for the three months ended September 30, 2012 were comparable to the same period in 2011. Lease operating costs were higher by $0.1 million in 2012 as workovers, tubing repairs and non-recurring environmental remediation activities were collectively lower in 2011. Production taxes decreased by approximately $0.1 million in 2012 consistent with sales declines from 2011. Natural gas, NGLs and crude oil production costs per Mcfe increased to $2.39 during 2012 from $2.01 in 2011 due to lower volumes.

Depreciation, Depletion and Amortization ("DD&A")

Nine months ended September 30, 2012 as compared to nine months ended September 30, 2011
DD&A expense for the nine months ended September 30, 2012 was flat compared to the same period in 2011 as a decreased expense from lower production volumes in 2012 was offset by an increase in the DD&A expense rate. The DD&A expense rate per Mcfe increased to $2.78 for the 2012 nine months compared to $2.32 during the same period in 2011 due to the effect of the net downward revision in this Partnership’s proved developed producing reserves as of December 31, 2011.

Three months ended September 30, 2012 as compared to three months ended September 30, 2011

DD&A expense for the three months ended September 30, 2012 was flat compared to the same period in 2011 as a decreased expense from lower production volumes in 2012 was offset by an increase in the DD&A expense rate. The DD&A expense rate per Mcfe increased to $2.84 for the 2012 three months compared to $2.32 during the same period in 2011 due to the effect of the net downward revision in this Partnership’s proved developed producing reserves as of December 31, 2011.

Discontinued Operations

In February 2011, this Partnership sold 100% of its North Dakota assets. Proceeds from the sale were $5.7 million, resulting in a gain of $3.5 million. This Partnership had $0.2 million in revenues and $0.1 million in income from the North Dakota assets during the nine months ended September 30, 2011. See Note 7, Divestiture and Discontinued Operations, to the unaudited condensed financial statements included in this report for additional information regarding the divestiture of this Partnership's North Dakota assets.

Financial Condition, Liquidity and Capital Resources

This Partnership's primary source of cash for the nine months ended September 30, 2012 was operating activities, which include the sale of natural gas, NGLs and crude oil production, and the net realized gains from this Partnership's derivative positions. In addition to cash from operating activities, during the nine months ended September 30, 2011, this Partnership also received $5.7 million in proceeds from the divestiture of this Partnership's North Dakota assets. These sources of cash were primarily used to fund this Partnership's operating costs, direct costs-general and administrative and monthly distributions to the Investor Partners and the Managing General Partner. During the nine months ended September 30, 2012, $1,568,000 was paid to the Managing General Partner to cover the cost of initiating both recompletions and refracturing of certain Partnership's wells. For additional information, see Results of Operations−Recent Developments−Additional Development Plan.

Fluctuations in this Partnership's operating cash flows are substantially driven by changes in commodity prices, sales volumes, which can be impacted by high line pressures, and realized gains and losses from commodity contracts. Commodity prices have historically been volatile and the Managing General Partner attempts to manage this volatility through the use of derivatives. Therefore, the primary source of cash flows from operations becomes the net activity between natural gas, NGLs and crude oil sales and realized natural gas and crude oil derivative gains and losses. This Partnership does not engage in speculative positions, nor does this Partnership hold derivative instruments for 100% of this Partnership's expected future production from producing wells, and therefore may still experience significant fluctuations in cash flows from operations. As of September 30, 2012, this Partnership had natural gas derivative positions in place covering all of its expected natural gas production for the remainder of 2012 at an average price of $5.04 per Mcf. This Partnership has no NGL or crude oil derivatives. See Results of Operations for further discussion of the impact of prices and volumes on sales from operations and the impact of derivative activities on this Partnership's revenues.

Index
ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

This Partnership's future operations are expected to be conducted with available funds and revenues generated from natural gas, NGLs and crude oil production activities and commodity derivatives. Natural gas, NGLs and crude oil production from existing properties are generally expected to continue a gradual decline in the rate of production over the remaining life of the wells. Therefore, this Partnership anticipates a lower annual level of natural gas, NGLs and crude oil production and, in the absence of significant price increases or additional reserve development, lower revenues. This Partnership also expects cash flows from operations to decline if commodity prices remain at current levels or decrease in the future. Under these circumstances, decreased production would have a material adverse impact on this Partnership's operations and may result in reduced cash distributions to the Managing General Partner and Investor Partners through the remainder of 2012 and beyond, and may substantially reduce or restrict this Partnership's ability to participate in the additional development activities which are more fully described in Recent Developments−Additional Development Plan above.

Although the Agreement permits this Partnership to borrow funds on its behalf for Partnership activities, the Managing General Partner does not anticipate electing to fund any portion of this Partnership's refracturing and recompletion activities, which began in 2012, through borrowings. Partnership borrowings, should any occur, will be non-recourse to the Investor Partners. Accordingly, this Partnership, rather than the Investor Partners, will be responsible for repaying any amounts borrowed.

Working Capital

At September 30, 2012, this Partnership had a working capital surplus of $2.5 million, compared to a working capital surplus of $3.9 million at December 31, 2011. The decrease of $1.4 million was primarily due to the following changes:

•	cash and cash equivalents decreased by $1.6 million between September 30, 2012 and December 31, 2011;

•	accounts receivable decreased by $0.2 million between September 30, 2012 and December 31, 2011;

•	realized and unrealized derivative gains receivable decreased by $0.2 million between September 30, 2012 and December 31, 2011; and

•
amounts due to Managing General Partner-other, net, excluding natural gas, NGLs and crude oil sales received from third parties and realized derivative gains, decreased by $0.6 million between September 30, 2012 and December 31, 2011.

The balance of cash withheld pursuant to the Additional Development Plan is $152,000 as of September 30, 2012. The balance decreased from $1,720,000 as the funds were utilized for payment of development activities during 2012. Funding for the Additional Development Plan was provided by the withholding of distributable cash flows from the Managing General Partner and Investor Partners. If the Additional Development Plan recommences future working capital balances are expected to similarly fluctuate by increasing during periods of Additional Development Plan funding and decreasing during periods when payments are made for refracturing or recompletion activities. Due to the decision to suspend Additional Development Plan activities until pipeline capacity improves, any unused funds will be proportionately distributed during the fourth quarter of 2012.

Cash Flows

Operating Activities

This Partnership's cash flows from operating activities are primarily impacted by commodity prices, production volumes, realized gains and losses from derivative positions, operating costs and direct costs-general and administrative expenses. See Results of Operations above for an additional discussion of the key drivers of cash flows from operating activities.

Net cash flows from operating activities were $2.1 million for the nine months ended September 30, 2012 compared to $3.5 million for the comparable period in 2011. The decrease of $1.4 million in cash from operating activities was due primarily to the following:

•	a decrease in natural gas, NGLs and crude oil sales receipts of $2.9 million;

•	an increase in commodity price risk management realized gain receipts of $1.1 million; and

•	a decrease in production costs and direct costs-general and administrative payments of $0.4 million.

Index
ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Investing Activities

From time to time, this Partnership invests in equipment which supports treatment, delivery and measurement of natural gas, NGLs and crude oil or environmental protection. This Partnership also invests in equipment and services to complete refracturing or recompletion opportunities pursuant to the Additional Development Plan. These amounts totaled $1.2 million and $0.1 million for the nine months ended September 30, 2012 and 2011, respectively. Substantially all of the 2012 investment is attributable to activities pursuant to the Additional Development Plan.

In February 2011, the Managing General Partner executed a purchase and sale agreement for this Partnership's North Dakota assets and subsequently closed with the same unrelated third party. Proceeds from the sale were $5.7 million.

Financing Activities

This Partnership initiated monthly cash distributions to investors in May 2007 and has distributed $81.8 million through September 30, 2012. The table below presents cash distributions to this Partnership's investors. Distributions to the Managing General Partner represent amounts distributed to the Managing General Partner for its 37% general partner interest in this Partnership and Investor Partner distributions include amounts distributed to Investor Partners for their 63% ownership share in this Partnership, as well as amounts distributed to the Managing General Partner for limited partnership units repurchased.

Distributions

Three months ended September 30,	Managing General Partner	Investor Partners	Total
2012	$279,855	$476,510	$756,365
2011	331,042	563,666	894,708

Nine months ended September 30,	Managing General Partner	Investor Partners	Total
2012	$883,593	$1,504,495	$2,388,088
2011	2,902,025	4,941,284	7,843,309

Three months ended September 30, 2012 as compared to three months ended September 30, 2011

The decrease in distributions for the three months ended September 30, 2012 as compared to 2011 is primarily due to a decrease in cash flows from operating activities during 2012, partially offset by cash withholdings pursuant to the Additional Development Plan in 2011.

Nine months ended September 30, 2012 as compared to nine months ended September 30, 2011

The decrease in distributions for the nine months ended September 30, 2012 as compared to 2011 is primarily due to this Partnership's distribution of approximately $4.7 million of the proceeds from the sale of the North Dakota assets to the Investor Partners and Managing General Partner in the second quarter of 2011 and by a decrease in cash flows from operating activities during 2012, partially offset by higher withholdings in 2011 pursuant to the Additional Development Plan. For additional information, see Recent Developments − Additional Development Plan above.

Off-Balance Sheet Arrangements

As of September 30, 2012, this Partnership had no existing off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on this Partnership's financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

There have been no significant changes to this Partnership's critical accounting policies and estimates or in the underlying accounting assumptions and estimates used in these critical accounting policies from those disclosed in the financial statements and accompanying notes contained in this Partnership's 2011 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

This Partnership has no direct management or officers. The management, officers and other employees that provide services on behalf of this Partnership are employed by the Managing General Partner.

(a)    Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, PDC, as Managing General Partner on behalf of this Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of this Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This evaluation considered the various processes carried out under the direction of the Managing General Partner's disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports that this Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to this Partnership's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussion regarding required disclosure.

Based on the results of this evaluation, the Managing General Partner's Chief Executive Officer and the Chief Financial Officer concluded that this Partnership's disclosure controls and procedures were effective as of September 30, 2012.

(b)    Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2012, PDC, the Managing General Partner, made no changes in this Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, this Partnership's internal control over financial reporting.

Index
ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

Neither this Partnership nor PDC, in its capacity as the Managing General Partner of this Partnership, are party to any pending legal proceeding that PDC believes would have a materially adverse effect on this Partnership's business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors

Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unit Repurchase Program. Beginning in May 2010, the third anniversary of the date of the first Partnership cash distributions, Investor Partners of this Partnership may request that the Managing General Partner repurchase their respective individual Investor Partner units, up to an aggregate total limit during any calendar year for all requesting Investor Partner unit repurchases, of 10% of the initial subscription units.

The following table presents information about the Managing General Partner's limited partner unit repurchases during the three months ended September 30, 2012:

Period	Total Number of Units Repurchased	Average Price Paid Per Unit
July 1 - 31, 2012	11.50	$4,619
August 1 - 31, 2012	—	—
September 1 - 30, 2012	6.00	1,820
Total	17.50	$3,659

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Index
ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

31.1
Certification by Chief Executive Officer of PDC Energy, Inc., the Managing General Partner of this Partnership, pursuant to Rule 13a-14(a)/15d-14(c) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X

31.2
Certification by Chief Financial Officer of PDC Energy, Inc., the Managing General Partner of this Partnership, pursuant to Rule 13a-14(a)/15d-14(c) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X

32.1*
Certifications by Chief Executive Officer and Chief Financial Officer of PDC Energy, Inc., the Managing General Partner of this Partnership, pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
November 8, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James M. Trimble	President and Chief Executive Officer	November 8, 2012
James M. Trimble	PDC Energy, Inc. Managing General Partner of the Registrant
(principal executive officer)

/s/ Gysle R. Shellum	Chief Financial Officer	November 8, 2012
Gysle R. Shellum	PDC Energy, Inc. Managing General Partner of the Registrant
(principal financial officer)

/s/ R. Scott Meyers	Chief Accounting Officer	November 8, 2012
R. Scott Meyers	PDC Energy, Inc. Managing General Partner of the Registrant
(principal accounting officer)