Form 10-Q
period 2013-06-30
Rockies Region 2006 Limited Partnership
filed 2013-08-14
CIK 1376912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended June 30, 2013
or

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

As of June 30, 2013 this Partnership had 4,497.03 units of limited partnership interest and no units of additional general partnership interest outstanding.

Rockies Region 2006 Limited Partnership

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act") regarding this Partnership's business, financial condition and results of operations. PDC Energy, Inc. (“PDC”) is the Managing General Partner of this Partnership. All statements other than statements of historical facts included in and incorporated by reference into this report are “forward-looking statements” within the meaning of the safe harbor provisions of the United States ("U.S.") Private Securities Litigation Reform Act of 1995. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements herein. These statements relate to, among other things: estimated crude oil, natural gas and natural gas liquids ("NGLs") reserves; future production, expenses, cash flows and liquidity; anticipated capital expenditures and projects; availability of additional midstream facilities and services in the Wattenberg Field and timing and benefits of that availability; the effectiveness of the Managing General Partner's derivative program in providing a degree of price stability; and the Managing General Partner's future strategies, plans and objectives.
The above statements are not the exclusive means of identifying forward-looking statements herein. Although forward-looking statements contained in this report reflect the Managing General Partner's good faith judgment, such statements can only be based on facts and factors currently known to the Managing General Partner. Consequently, forward-looking statements are inherently subject to risks and uncertainties, including known and unknown risks and uncertainties incidental to the development, production and marketing of crude oil, natural gas and NGLs, and actual outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.
Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•	changes in production volumes and worldwide demand, including economic conditions that might impact demand;

•	volatility of commodity prices for crude oil, natural gas and NGLs;

•
the impact of governmental policies and/or regulations, including changes in environmental and other laws, the interpretation and enforcement related to those laws and regulations, liabilities arising thereunder and the costs to comply with those laws and regulations;

•	potential declines in the value of this Partnership's crude oil and natural gas properties resulting in impairments;

•	changes in estimates of proved reserves;

•	inaccuracy of reserve estimates and expected production rates;

•	potential for production decline rates from this Partnership's wells to be greater than expected;

•	availability of future cash flows for investor distributions or funding of development activities;

•	timing and extent of this Partnership's success in further developing and producing this Partnership's reserves;

•	the Managing General Partner's ability to acquire supplies and services at reasonable prices;

•	timing and receipt of necessary regulatory permits;

•	risks incidental to the additional development and operation of crude oil and natural gas wells;

•	this Partnership's future cash flows, liquidity and financial condition;

•	competition in the oil and gas industry;

•
availability of sufficient pipeline, gathering and other transportation facilities and related infrastructure to process and transport this Partnership's production, particularly in the Wattenberg Field, and the impact of these facilities on the price this Partnership receives for its production;

•	success of the Managing General Partner in marketing this Partnership's crude oil, natural gas and NGLs;

•	impact of environmental events, governmental and other third-party responses to such events and the Managing General Partner's ability to insure adequately against such events;

•	cost of pending or future litigation;

•	adjustments relating to asset dispositions that may be unfavorable to this Partnership;

•	the Managing General Partner's ability to retain or attract senior management and key technical employees; and

•	success of strategic plans, expectations and objectives for future operations of the Managing General Partner.
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Rockies Region 2006 Limited Partnership
Condensed Balance Sheets
(unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$8,424,294	$102,746
Accounts receivable	243,597	397,981
Crude oil inventory	33,168	54,336
Due from Managing General Partner-derivatives	—	2,716,225
Due from Managing General Partner-other, net	298,372	581,958
Total current assets	8,999,431	3,853,246

Crude oil and natural gas properties, successful efforts method, at cost	40,109,209	56,225,234
Less: Accumulated depreciation, depletion and amortization	(24,521,382)	(31,815,932)
Crude oil and natural gas properties, net	15,587,827	24,409,302
Other assets	122,689	107,060

Total Assets	$24,709,947	$28,369,608

Liabilities and Partners' Equity
Current liabilities:
Accounts payable and accrued expenses	$622,974	$138,008
Due to Managing General Partner-derivatives	—	1,234,943
Total current liabilities	622,974	1,372,951
Asset retirement obligations	991,539	1,265,694
Total liabilities	1,614,513	2,638,645

Commitments and contingent liabilities

Partners' equity:
Managing General Partner	3,609,279	4,584,442
Limited Partners - 4,497.03 units issued and outstanding	19,486,155	21,146,521
Total Partners' equity	23,095,434	25,730,963
Total Liabilities and Partners' Equity	$24,709,947	$28,369,608

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2006 Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Crude oil, natural gas and NGLs	$524,779	$605,512	$1,160,535	$1,397,331
Commodity price risk management gain (loss), net	42,304	(255,491)	(258,199)	673,447
Total revenues	567,083	350,021	902,336	2,070,778
Operating costs and expenses:
Crude oil, natural gas and NGLs production costs	246,364	239,429	499,432	505,586
Direct costs - general and administrative	42,926	43,331	97,861	80,891
Depreciation, depletion and amortization	383,093	437,370	819,011	909,370
Accretion of asset retirement obligations	16,033	14,950	31,787	29,640
Total operating costs and expenses	688,416	735,080	1,448,091	1,525,487

Income (loss) from continuing operations	(121,333)	(385,059)	(545,755)	545,291

Loss from discontinued operations	(306,116)	(470,120)	(212,621)	(740,521)

Net loss	$(427,449)	$(855,179)	$(758,376)	$(195,230)

Income (loss) from continuing operations	$(121,333)	$(385,059)	$(545,755)	$545,291
Less: Managing General Partner interest in income (loss) from continuing operations	(44,893)	(142,472)	(201,929)	201,758
Income (loss) from continuing operations allocated to Investor Partners	$(76,440)	$(242,587)	$(343,826)	$343,533

Loss from discontinued operations	$(306,116)	$(470,120)	$(212,621)	$(740,521)
Less: Managing General Partner interest in loss from discontinued operations	(113,263)	(173,944)	(78,670)	(273,993)
Loss from discontinued operations allocated to Investor Partners	$(192,853)	$(296,176)	$(133,951)	$(466,528)

Net income (loss) per Investor Partner unit
Continuing operations	$(17)	$(54)	$(76)	$76
Discontinued operations	(43)	(66)	(30)	(103)
Net loss per Investor Partner unit	$(60)	$(120)	$(106)	$(27)

Investor Partner units outstanding	4,497.03	4,497.03	4,497.03	4,497.03

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2006 Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(758,376)	$(195,230)
Adjustments to net loss to reconcile to net cash from operating activities:
Depreciation, depletion and amortization	935,095	1,449,068
Accretion of asset retirement obligations	39,462	38,333
Change in unrealized loss on derivative transactions	1,015,819	521,490
Loss on sale of crude oil and natural gas properties	73,783	—
Changes in assets and liabilities:
Accounts receivable	154,384	118,462
Crude oil inventory	15,184	(6,656)
Other assets	(15,629)	(22,700)
Accounts payable and accrued expenses	301,143	9,234
Due to Managing General Partner-other, net	—	(8,352)
Due from Managing General Partner-other, net	366,244	(121,290)
Net cash from operating activities	2,127,109	1,782,359
Cash flows from investing activities:
Capital expenditures for crude oil and natural gas properties	—	(1,055,636)
Proceeds from sale of crude oil and natural gas properties	8,071,592	—
Net cash from investing activities	8,071,592	(1,055,636)
Cash flows from financing activities:
Distributions to Partners	(1,877,153)	(1,631,723)
Net cash from financing activities	(1,877,153)	(1,631,723)

Net change in cash and cash equivalents	8,321,548	(905,000)
Cash and cash equivalents, beginning of period	102,746	1,822,783
Cash and cash equivalents, end of period	$8,424,294	$917,783

Supplemental disclosure of non-cash activity:
Change in accounts payable and accrued expenses related to disposition of properties and equipment	$(183,823)	$—
Change in due from managing general partner-other,net related to disposition of properties and equipment	82,592	—

See accompanying notes to unaudited condensed financial statements.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

Note 1 - General and Basis of Presentation

Rockies Region 2006 Limited Partnership (“Partnership” or the “Registrant”) was organized in 2006 as a limited partnership, in accordance with the laws of the State of West Virginia, for the purpose of engaging in the exploration and development of crude oil and natural gas properties. Business operations commenced upon closing of an offering for the private placement of Partnership units. Upon funding, this Partnership entered into a Drilling and Operating Agreement (“D&O Agreement”) with the Managing General Partner which authorizes PDC Energy, Inc. (“PDC”) to conduct and manage this Partnership's business. In accordance with the terms of the Limited Partnership Agreement (the “Agreement”), the Managing General Partner is authorized to manage all activities of this Partnership and initiates and completes substantially all Partnership transactions.

As of June 30, 2013, there were 2,006 limited partners in this Partnership (the “Investor Partners”). PDC is the designated Managing General Partner of this Partnership and owns a 37% Managing General Partner ownership in this Partnership. According to the terms of the Agreement, revenues, costs and cash distributions of this Partnership are allocated 63% to the Investor Partners, which are shared pro rata based upon the number of units in this Partnership, and 37% to the Managing General Partner. The Managing General Partner may repurchase Investor Partner units under certain circumstances provided by the Agreement, upon request of an individual Investor Partner. Through June 30, 2013, the Managing General Partner had repurchased 66 units of Partnership interest from the Investor Partners at an average price of $4,772 per unit. As of June 30, 2013, the Managing General Partner owned 37.9% of this Partnership.

In the Managing General Partner's opinion, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of this Partnership's results for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in the audited financial statements have been condensed or omitted. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with this Partnership's audited financial statements and notes thereto included in this Partnership's 2012 Form 10-K. This Partnership's accounting policies are described in the Notes to Financial Statements in this Partnership's 2012 Form 10-K and updated, as necessary, in this Quarterly Report on Form 10-Q. The results of operations and cash flows for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year or any other future period.

Certain reclassifications have been made to prior period financial statements to conform to the current year presentation. The reclassifications are mainly attributable to reporting as discontinued operations the results of operations related to the sale of this Partnership's Piceance Basin assets. See Note 8, Divestitures and Discontinued Operations, for additional information regarding the divestiture. The reclassifications had no impact on previously reported cash flows, net income or Partners’ equity.

Note 2 - Summary of Significant Accounting Policies

Recently Adopted Accounting Standard

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
June 30, 2013
(unaudited)

Note 3 - Transactions with Managing General Partner

The Managing General Partner transacts business on behalf of this Partnership under the authority of the D&O Agreement. Revenues and other cash inflows received by the Managing General Partner on behalf of this Partnership are distributed to the Partners net of corresponding operating costs and other cash outflows incurred on behalf of this Partnership. The fair value of this Partnership's portion of open derivative instruments were recorded on the condensed balance sheets under the captions “Due from Managing General Partner-derivatives” in the case of net unrealized gains and “Due to Managing General Partner-derivatives” in the case of net unrealized losses.

The following table presents transactions with the Managing General Partner reflected in the condensed balance sheet line item “Due from Managing General Partner-other, net” which remain undistributed or unsettled with this Partnership's investors as of the dates indicated:

	June 30, 2013	December 31, 2012
Crude oil, natural gas and NGLs sales revenues collected from this Partnership's third-party customers	$341,971	$415,189
Commodity price risk management, realized gain	179,563	216,630
Other (1)	(223,162)	(49,861)
Total Due from Managing General Partner-other, net	$298,372	$581,958

(1)
All other unsettled transactions, excluding derivative instruments, between this Partnership and the Managing General Partner. The majority of these are operating costs and general and administrative costs which have not been deducted from distributions.

The following table presents Partnership transactions, excluding derivative transactions which are more fully detailed in Note 5, Derivative Financial Instruments, with the Managing General Partner for the three and six months ended June 30, 2013 and 2012. “Well operations and maintenance” and “Gathering, compression and processing fees” are included in the “Crude oil, natural gas and NGLs production costs” line item on the condensed statements of operations for continuing operations or in Note 8, Divestitures and Discontinued Operations, for discontinued operations.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Well operations and maintenance	$376,474	$679,216	$806,957	$1,168,045
Gathering, compression and processing fees	37,759	62,641	82,599	112,722
Direct costs - general and administrative	559,486	43,331	614,421	80,891
Refracturing and recompletion costs	—	687,228	—	1,042,049
Cash distributions (1)	387,358	311,135	710,349	610,707

(1)
Cash distributions include $8,923 and $15,785 during the three and six months ended June 30, 2013, respectively, and $3,886 and $6,969 during the three and six months ended June 30, 2012, respectively, related to equity cash distributions for Investor Partner units repurchased by PDC.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2013
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

The Managing General Partner measures the fair value of this Partnership's derivative instruments based on a pricing model that utilizes market-based inputs, including, but not limited to, the contractual price of the underlying position, current market prices, natural gas forward curve, discount rates such as the LIBOR curve for a similar duration of each outstanding position, volatility factors and nonperformance risk. Nonperformance risk considers the effect of the Managing General Partner's credit standing on the fair value of derivative liabilities and the effect of the Managing General Partner's counterparties' credit standings on the fair value of derivative assets. Both inputs to the model are based on published credit default swap rates and the duration of each outstanding derivative position.

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

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

This Partnership's fixed-price swaps and basis swaps as of December 31, 2012 were included in Level 2. The following table presents this Partnership's derivative assets and liabilities that had been measured at fair value on a recurring basis:

	Balance Sheet
	Line Item	Level 2

Assets:
Current
Commodity-based derivatives	Due from Managing General Partner-derivatives	$2,716,225
Total assets		2,716,225

Liabilities:
Current
Basis protection derivative contracts	Due to Managing General Partner-derivatives	1,234,943
Total liabilities		1,234,943
Net asset		$1,481,282
Derivative instruments that were due to mature subsequent to June 30, 2013 were liquidated during the quarter ended June 30, 2013. Accordingly, as of June 30, 2013, this Partnership did not have any derivative instruments in place for its future production.

Non-Derivative Financial Assets and Liabilities

The carrying values of the financial instruments included in current assets and current liabilities approximate fair value due to the short-term maturities of these instruments.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

Note 5 - Derivative Financial Instruments

The following tables present the impact of this Partnership's derivative instruments on this Partnership's accompanying condensed statements of operations:

	Three months ended June 30,
	2013			2012
Statement of operations line item:	Reclassification of Realized Gains (Losses) included in Prior Periods Unrealized	Realized Gains for the Current Period	Total	Reclassification of Realized Gains (Losses) included in Prior Periods Unrealized	Realized and Unrealized Losses for the Current Period	Total
Commodity price risk management gain (loss), net
Realized gains (losses)	$320,228	$42,304	$362,532	$677,849	$(10,617)	$667,232
Unrealized losses	(320,228)	—	(320,228)	(677,849)	(244,874)	(922,723)
Total	$—	$42,304	$42,304	$—	$(255,491)	$(255,491)

	Six months ended June 30,
	2013			2012
Statement of operations line item:	Reclassification of Realized Gains (Losses) included in Prior Periods Unrealized	Realized Losses for the Current Period	Total	Reclassification of Realized Gains (Losses) included in Prior Periods Unrealized	Realized and Unrealized Gains for the Current Period	Total
Commodity price risk management gain, net
Realized gains (losses)	$1,015,819	$(258,199)	$757,620	$941,559	$253,378	$1,194,937
Unrealized gains (losses)	(1,015,819)	—	(1,015,819)	(941,559)	420,069	(521,490)
Total	$—	$(258,199)	$(258,199)	$—	$673,447	$673,447

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

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

During the six months ended June 30, 2013, as a result of the Managing General Partner's periodic review, no new environmental remediation liabilities were identified and this Partnership's expense for environmental remediation efforts was not significant. This Partnership had no liabilities for environmental remediation efforts as of June 30, 2013. This Partnership's environmental remediation liabilities of approximately $97,000 as of December 31, 2012 were assumed by Caerus as part of the Piceance Basin assets divestiture.

The Managing General Partner is not currently aware of any environmental claims existing as of June 30, 2013 which have not been provided for or would otherwise have a material impact on this Partnership's condensed financial statements; however, there can be no assurance that current regulatory requirements will not change or unknown past non-compliance with environmental laws will not be discovered on this Partnership's properties.

Royalty Matters

During the three months ended June 30, 2013, this Partnership recognized charges totaling approximately $517,000 related to royalty payment disputes with interest owners in the Piceance Basin. These charges were included in Direct costs - general and administrative expenses within discontinued operations. The settlement charges were allocated to this Partnership based upon historical revenue amounts. The settlement amount of approximately $201,000 was paid by the Managing General Partner as of June 30, 2013, and is included as a liability in the Due from Managing General Partner-other, net on the balance sheet. The remaining $316,000 is included in Accounts payable and accrued expenses on the balance sheet and represents the Managing General Partner's best estimate relating to the remaining pending dispute regarding various royalty payment issues.

Note 7 - Asset Retirement Obligations

The following table presents the changes in carrying amounts of the asset retirement obligations associated with this Partnership's working interest in crude oil and natural gas properties:

Amount

Balance at December 31, 2012	$1,265,694
Accretion expense	39,462
Obligations discharged with disposal of properties	(313,617)
Balance at June 30, 2013	$991,539

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

Note 8 - Divestitures and Discontinued Operations

Piceance Basin. In February 2013, this Partnership's Managing General Partner entered into a purchase and sale agreement ("PSA") with certain affiliates of Caerus Oil and Gas LLC (“Caerus”), pursuant to which this Partnership agreed to sell to Caerus all of its Piceance Basin assets and certain derivatives. Under the same PSA, PDC agreed to sell to Caerus the Piceance Basin assets of PDC and certain other PDC-sponsored partnerships and certain other non-core Colorado oil and gas properties, leasehold mineral interests and related assets. In June 2013, this divestiture was completed with total consideration for this Partnership of approximately $8.1 million, subject to customary post-closing adjustments. The sale resulted in a loss on divestiture of assets of approximately $74,000. The Managing General Partner used the proceeds from the asset divestiture for distributions to Partners in July 2013. See Note 9, Subsequent Events, for additional information regarding the use of proceeds received from the Piceance Basin asset sale.
Following the sale, this Partnership does not have a significant continuing involvement in the operations of, or cash flows from, the Piceance Basin oil and gas properties. Accordingly, the results of operations related to these assets have been separately reported as discontinued operations in the unaudited condensed statement of operations for all periods presented.
The following table presents statement of operations data related to this Partnership's discontinued operations for the Piceance Basin divestiture:

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations - Discontinued Operations	2013	2012	2013	2012

Revenues:
Crude oil, natural gas and NGLs sales	$508,191	$238,760	$1,007,042	$581,832

Operating costs and expenses:
Crude oil, natural gas and NGLs production costs	220,871	433,991	505,561	773,962
Depreciation, depletion and amortization	—	270,510	116,084	539,698
Direct costs - general and administrative expense	516,560	—	516,560	—
Accretion of asset retirement obligations	3,093	4,379	7,675	8,693
Loss on sale of crude oil and natural gas properties	73,783	—	73,783	—
Total operating costs and expenses	814,307	708,880	1,219,663	1,322,353

Loss from discontinued operations	$(306,116)	$(470,120)	$(212,621)	$(740,521)

While the reclassification of revenues and expenses related to discontinued operations for the prior period had no impact upon previously reported net earnings, the statement of operations table presents the revenues and expenses that were reclassified from the specified statement of operations line items to discontinued operations.

Note 9 - Subsequent Events

In July 2013, this Partnership distributed proceeds received for the Piceance Basin asset divestiture of $8.1 million to the Partners as follows:

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

Amount
(millions)

Managing General Partner	$3.0
Investor Partners	5.1
Total	$8.1

Index
ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Partnership Overview

Rockies Region 2006 Limited Partnership engages in the development, production and sale of crude oil, natural gas and NGLs. This Partnership began crude oil and natural gas operations in September 2006 and operates 63 gross (62.9 net) productive wells located in the Wattenberg Field of Colorado. The Managing General Partner markets this Partnership's crude oil and natural gas production to midstream marketers. Crude oil, natural gas and NGLs are sold primarily under market-sensitive contracts in which the price varies as a result of market forces. PDC does not charge a separate fee for the marketing of the crude oil, natural gas and NGLs because these services are covered by the monthly well operating charge. PDC, on behalf of this Partnership in accordance with the D&O Agreement, is authorized to enter into multi-year fixed price contracts and/or to utilize derivatives, including collars, swaps or basis protection swaps, in order to offset some or all of the commodity price variability for particular periods of time. Seasonal factors, such as effects of weather on prices received, costs incurred and availability of PDC or third-party owned pipeline capacity, and other factors such as high pressures in the gathering system whether caused by heat or third-party facilities issues, may impact this Partnership's results. In addition, both sales volumes and prices tend to be affected by demand factors with a seasonal component.

Recent Developments

Crude Oil and Natural Gas Properties Divestiture

In February 2013, this Partnership's Managing General Partner entered into a purchase and sale agreement with certain affiliates of Caerus Oil and Gas LLC ("Caerus"), pursuant to which this Partnership agreed to sell to Caerus all of its Piceance Basin assets and certain derivatives. Under the same PSA, PDC agreed to sell to Caerus the Piceance Basin assets of PDC and certain other PDC-sponsored partnerships and certain other non-core Colorado oil and gas properties, leasehold mineral interests and related assets. In June 2013, this divestiture was completed with total consideration to this Partnership of approximately $8.1 million, subject to customary post-closing adjustments. The sale resulted in a loss on divestiture of assets of approximately $74,000. The effective date of this transaction was January 1, 2013. Following the sale to Caerus, this Partnership does not have continuing involvement in the operations of, or cash flows from, the Piceance Basin oil and gas properties. Accordingly, the results of operations related to these assets have been separately reported as discontinued operations in the unaudited condensed statement of operations for all periods presented. In July 2013, this Partnership distributed the proceeds of the sale to its Partners on a pro rata basis.

Partnership Operating Results Overview

Crude oil, natural gas and NGLs sales from continuing operations decreased 17%, or approximately $237,000, for the first six months of 2013 compared to the first six months of 2012, while sales volumes from continuing operations declined 16% period-to-period. The average sales price per barrel of crude oil equivalent ("Boe"), excluding the impact of realized derivative gains, was $55.48 for the current period compared to $55.96 for the same period a year ago. Realized gains from all natural gas derivatives, including net gains from the sale of this Partnership's remaining derivative positions in late June, contributed approximately $758,000 to total revenues for the first six months of 2013 compared to approximately $1,195,000 from natural gas derivatives for the first six months of 2012.

Index
ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

Summary Operating Results

The following table presents selected information regarding this Partnership’s results from continuing operations:

	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change	2013	2012	Change
Number of gross producing wells (end of period)	63	63	—	63	63	—

Production(1)
Crude oil (Bbl)	4,877	5,989	(19)%	10,821	12,901	(16)%
Natural gas (Mcf)	17,566	20,773	(15)%	37,707	42,727	(12)%
NGLs (Bbl)	1,979	2,293	(14)%	3,810	4,949	(23)%
Crude oil equivalent (Boe)(2)	9,784	11,744	(17)%	20,916	24,971	(16)%
Average Boe per day	108	129	(17)%	116	137	(16)%

Crude oil, natural gas and NGLs sales
Crude oil	$422,151	$522,732	(19)%	$944,078	$1,185,964	(20)%
Natural gas	63,345	18,347	245%	124,226	72,152	72%
NGLs	39,283	64,433	(39)%	92,231	139,215	(34)%
Total crude oil, natural gas and NGLs sales	$524,779	$605,512	(13)%	$1,160,535	$1,397,331	(17)%

Realized gain on derivatives, net
Natural gas	$362,532	$667,232	(46)%	$757,620	$1,194,937	(37)%
Total realized gain on derivatives, net	$362,532	$667,232	(46)%	$757,620	$1,194,937	(37)%

Average selling price (excluding realized gain on derivatives)
Crude oil (per Bbl)	$86.56	$87.28	(1)%	$87.24	$91.93	(5)%
Natural gas (Mcf)	3.61	0.88	*	3.29	1.69	95%
NGLs (Bbl)	19.85	28.10	(29)%	24.21	28.13	(14)%
Crude oil equivalent (per Boe)	53.64	51.56	4%	55.48	55.96	(1)%

Average cost per Boe
Crude oil, natural gas and NGLs production cost(3)	$25.18	$20.39	23%	$23.88	$20.25	18%
Depreciation, depletion and amortization	39.16	37.24	5%	39.16	36.42	8%

Operating costs and expenses
Direct costs - general and administrative	$42,926	$43,331	(1)%	$97,861	$80,091	22%
Depreciation, depletion and amortization	383,093	437,370	(12)%	819,011	909,370	(10)%

Cash distributions	$1,022,748	$830,402	23%	$1,877,153	$1,631,723	15%

* Percentage change is not meaningful or equal to or greater than 250%.
Amounts may not recalculate due to rounding.

_______________
(1) Production is net and determined by multiplying the gross production volume of properties in which this Partnership has an interest by the average percentage of the leasehold or other property interest this Partnership owns.
(2) One Bbl of crude oil or NGL equals six Mcf of natural gas.
(3) Represents crude oil, natural gas and NGLs operating expenses, including production taxes.

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

Crude Oil, Natural Gas and NGLs Sales

Crude Oil, Natural Gas and NGLs Pricing. This Partnership's results of operations depend upon many factors, particularly the price of crude oil, natural gas and NGLs and the Managing General Partner's ability to market this Partnership's production effectively. Crude oil, natural gas and NGLs prices are among the most volatile of all commodity prices. These price variations can have a material impact on this Partnership's financial results and capital expenditures.

Crude oil pricing is predominately driven by the physical market, supply and demand, the financial markets and national and international politics. The majority of this Partnership's crude oil is sold on a calendar-year basis at a fixed differential to NYMEX pricing. Natural gas prices vary by region and locality, depending upon the distance to markets, availability of pipeline capacity and supply and demand relationships in that region or locality. The price this Partnership receives for its natural gas produced is based on the Colorado Interstate Gas ("CIG") price. This Partnership's NGLs price is mainly based on prices from the Conway hub in Kansas where the Wattenberg production is marketed.

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

During the spring and summer of 2012 and the latter part of the second quarter of 2013 and, to a lesser extent, in some other recent periods, this Partnership's Wattenberg Field production has been adversely impacted by increasing line pressures on the gathering system operated by this Partnership's third-party service provider. The continued acceleration of industry drilling activity, combined with higher temperatures in some periods, have resulted in reduced system compressor efficiency and increased line pressures in the Wattenberg Field. The curtailments that have occurred to date in 2013 are consistent with what the Managing General Partner expected to occur during this period. The Managing General Partner is working closely with the primary midstream provider in the Wattenberg Field who is implementing a multi-year facility expansion capable of significantly increasing long-term gathering and processing capacity. Initial system improvements have already been implemented with the startup of a new field compressor station, as well as installation and commissioning of gas bypass facilities at two gas processing plants in May and June of 2013. These projects increased midstream system capacity and have helped to mitigate the impact of increased production volumes on system pressures. The Managing General Partner expects reduced line pressures to substantially benefit this Partnership in late 2013, concurrent with the startup of the LaSalle gas plant and associated field compressor stations. Like most producers, this Partnership relies on its third-party midstream service providers to construct compression, gathering and processing facilities to keep pace with production growth. As a result, the timing and availability of these facilities is beyond this Partnership's or the Managing General Partner's control.

Index
ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Six months ended June 30, 2013 as compared to six months ended June 30, 2012

For the six months ended June 30, 2013 compared to the same period in 2012, crude oil, natural gas and NGLs production from continuing operations, on an energy equivalency-basis, decreased 16%, primarily due to normal production declines for this stage in the wells’ production life cycle and a decrease in production precipitated by curtailments due to high line pressure in the Wattenberg Field, partially offset by increased production from wells refractured or recompleted in accordance with the Additional Development Plan (as discussed in this Partnership's annual report on Form 10-K filed on March 27, 2013) during the three months ended March 31, 2012.

The approximate $237,000, or 17%, decrease in sales from continuing operations for the 2013 six month period as compared to the prior year period was a reflection of sales volume decreases of 16%. The average sales price per Boe, excluding the impact of realized derivative gains, was $55.48 for the current year six month period compared to $55.96 for the same period a year ago.
Crude oil and NGLs sales from continuing operations for the six months ended June 30, 2013 decreased by 20% and 34%, respectively, partially offset by increased natural gas sales of 72% as compared to the six months ended June 30, 2012. The crude oil sales decrease was due primarily to a sales volume decrease of 16% and a decrease in the average commodity price per Bbl of 5%. The decrease in NGLs sales was due to a decrease of 23% in NGLs production volumes and by a decrease in the average commodity price per Bbl of 14%. The increase in natural gas sales resulted from increased prices per Mcf of 95%, partially offset by lower natural gas production volumes of 12%.

Three months ended June 30, 2013 as compared to three months ended June 30, 2012

For the three months ended June 30, 2013 compared to the same period in 2012, crude oil, natural gas and NGLs production from continuing operations, on an energy equivalency-basis, decreased 17%, primarily due to normal production declines for this stage in the wells’ production life cycle and a decrease in production precipitated by curtailments due to high line pressure in the Wattenberg Field.

The approximate $81,000, or 13%, decrease in sales from continuing operations for the 2013 three month period as compared to the prior year period was a reflection of sales volume decreases of 17%, partially offset by an increase in the average sales price of 4%. The average sales price per Boe, excluding the impact of realized derivative gains, was $53.64 for the current year three month period compared to $51.56 for the same period a year ago.
Crude oil and NGLs sales from continuing operations for the three months ended June 30, 2013 decreased by 19% and 39%, respectively, partially offset by increased natural gas sales of 245% as compared to the three months ended June 30, 2012. The $0.88 per Mcf natural gas price in the quarter ended June 30, 2012 was the result of a one-time adjustment reducing sales approximately $28,000. The increase in the sales per Mcf in the 2013 period relative to the 2012 period was partially offset by lower natural gas production volumes of 15%. The decrease in crude oil sales was due primarily to a sales volume decrease of 19% and a decrease in the average commodity price per Bbl of 1%. The decrease in NGLs sales was due to a 14% decrease in NGLs production volumes and a decrease in the average commodity price per Bbl of 29%.

Commodity Price Risk Management

This Partnership used various derivative instruments to manage fluctuations in natural gas prices. In late June, derivative instruments that were due to mature subsequent to June 30, 2013 were liquidated, which resulted in an approximate $88,000 net realized gain. Realized gains on natural gas, exclusive of basis swaps, of approximately $176,000 were offset by realized losses of approximately $88,000 on this Partnership's basis swap positions. As of June 30, 2013, this Partnership did not have any derivative instruments in place for its future production. Currently, the Managing General Partner does not anticipate entering into derivative instruments for any of this Partnership's future production.

This Partnership had in place collars, fixed-price swaps and/or basis swaps on a portion of this Partnership's estimated natural gas production. This Partnership sold its natural gas at similar prices to the indices inherent in this Partnership's derivative instruments. As a result, for the volumes underlying this Partnership's derivative positions, this Partnership ultimately realized a price related to its collars of no less than the floor and no more than the ceiling and, for this Partnership's commodity swaps, this Partnership ultimately realized the fixed price related to its swaps.

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

The following table presents the realized and unrealized derivative gains and losses included in commodity price risk management gain (loss), net:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Commodity price risk management gain (loss), net:
Realized gains
Natural gas	$362,532	$667,232	$757,620	$1,194,937
Total realized gains, net	362,532	667,232	757,620	1,194,937
Unrealized gains (losses)
Reclassification of realized gains included in
prior periods unrealized gains	(320,228)	(677,849)	(1,015,819)	(941,559)
Unrealized gains (losses) for the period	—	(244,874)	—	420,069
Total unrealized losses, net	(320,228)	(922,723)	(1,015,819)	(521,490)
Total commodity price risk management gain (loss), net	$42,304	$(255,491)	$(258,199)	$673,447

Six months ended June 30, 2013 as compared to six months ended June 30, 2012

Realized gains of approximately $0.8 million recognized in the six months ended June 30, 2013 were primarily the result of lower natural gas spot prices at settlement compared to the respective strike price of this Partnership's natural gas derivative positions. For the six months ended June 30, 2013, realized gains on natural gas, exclusive of basis swaps, were $1.5 million. These gains were offset in part by realized losses of $0.7 million on this Partnership's basis swap positions as the negative basis differential between NYMEX and CIG weighted-average price was narrower than the strike price of this Partnership's basis swaps.

Realized gains of $1.2 million recognized in the six months ended June 30, 2012 were primarily the result of lower natural gas spot prices at settlement compared to the respective strike price of this Partnership's natural gas derivative positions. For the six months ended June 30, 2012, realized gains on natural gas, exclusive of basis swaps, were $1.9 million. These gains were offset in part by realized losses of $0.7 million on this Partnership's basis swap positions as the negative basis differential between NYMEX and CIG weighted-average price was narrower than the strike price of this Partnership's basis swaps.

Unrealized gains of $0.4 million for the six months ended June 30, 2012 were primarily related to the downward shift in the natural gas forward curve and its impact on the fair value of this Partnership's open positions, offset in part by the narrowing of the CIG basis forward curve. For the period ended June 30, 2012, unrealized gains on this Partnership's natural gas positions were $0.5 million, partially offset by unrealized losses on this Partnership's CIG basis swaps of $0.1 million.

Three months ended June 30, 2013 as compared to three months ended June 30, 2012

Realized gains of $0.4 million recognized in the three months ended June 30, 2013 were primarily the result of lower natural gas spot prices at settlement compared to the respective strike price of this Partnership's natural gas derivative positions. For the three months ended June 30, 2013, realized gains on natural gas, exclusive of basis swaps, were $0.8 million. These gains were offset in part by realized losses of $0.4 million on this Partnership's basis swap positions as the negative basis differential between NYMEX and CIG weighted-average price was narrower than the strike price of this Partnership's basis swaps.

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

Index
ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Unrealized losses of $0.2 million for the three months ended June 30, 2012 were primarily related to the upward shift in the natural gas forward curve and its impact on the fair value of this Partnership's open positions and by the narrowing of the CIG basis forward curve.

Crude Oil, Natural Gas and NGLs Production Costs

Generally, crude oil, natural gas and NGLs production costs vary with changes in total crude oil, natural gas and NGLs sales and production volumes. Production taxes are estimates by the Managing General Partner based on tax rates determined using published information. These estimates are subject to revision based on actual amounts determined during future filings by the Managing General Partner with the taxing authorities. Production taxes vary directly with total crude oil, natural gas and NGLs sales. Transportation costs vary directly with natural gas production volumes. Fixed monthly well operating costs increase on a per unit basis as production decreases per the historical decline curve. In addition, general oil field services and all other costs vary and can fluctuate based on services required, but are expected to increase as wells age and require more extensive repair and maintenance. These costs include water hauling and disposal, equipment repairs and maintenance, snow removal, environmental compliance and remediation and service rig workovers.

Six months ended June 30, 2013 as compared to six months ended June 30, 2012

Crude oil, natural gas and NGLs production costs for the six months ended June 30, 2013 were level compared to the same period in 2012 as slightly increased operating costs were offset by decreased production taxes in 2013 consistent with sales declines from 2012. Crude oil, natural gas and NGLs production costs per Boe increased to $23.88 during 2013 from $20.25 in 2012 due to lower volumes.

Three months ended June 30, 2013 as compared to three months ended June 30, 2012

Crude oil, natural gas and NGLs production costs for the three months ended June 30, 2013 were level compared to the same period in 2012 as slightly increased operating costs were offset by decreased production taxes in 2013 consistent with sales declines from 2012. Crude oil, natural gas and NGLs production costs per Boe increased to $25.18 during 2013 from $20.39 in 2012 due to lower volumes.

Depreciation, Depletion and Amortization

Six months ended June 30, 2013 as compared to six months ended June 30, 2012

Depreciation, depletion and amortization ("DD&A") expense related to crude oil and natural gas properties is directly related to proved reserves and production volumes. DD&A expense for continuing operations decreased approximately $90,000 for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due to lower production volumes partially offset by an increased DD&A expense rate in 2013. The DD&A expense rate per Boe increased to $39.16 for the 2013 six months compared to $36.42 during the same period in 2012 due to the effect of the net downward revision in this Partnership’s proved developed producing reserves as of December 31, 2012.

Three months ended June 30, 2013 as compared to three months ended June 30, 2012

DD&A expense for continuing operations decreased approximately $54,000 for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 due to lower production volumes partially offset by an increased DD&A expense rate in 2013. The DD&A expense rate per Boe increased to $39.16 for the 2013 three months compared to $37.24 during the same period in 2012 due to the effect of the net downward revision in this Partnership’s proved developed producing reserves as of December 31, 2012.

Index
ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Discontinued Operations

In February 2013, the Managing General Partner entered into a purchase and sale agreement with Caerus, pursuant to which this Partnership agreed to sell to Caerus its Piceance Basin assets. In June 2013, this divestiture was completed with total consideration to this Partnership of approximately $8.1 million, subject to customary post-closing adjustments. The sale resulted in a loss on divestiture of assets of $74,000. The effective date of the transaction was January 1, 2013. Following the sale to Caerus, this Partnership does not have significant continuing involvement in the operations of, or cash flows from, the Piceance Basin assets. Accordingly, the results of operations related to these assets have been separately reported as discontinued operations in the unaudited condensed statement of operations for all periods presented. See Note 8, Divestitures and Discontinued Operations, to the accompanying unaudited condensed financial statements included elsewhere in this report for additional information regarding the sale of this Partnership's Piceance Basin assets.

The table below presents production data related to this Partnership's Piceance Basin assets that have been divested and that are classified as discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
Discontinued Operations	2013	2012	2013	2012
Production
Crude oil (Bbl)	199	369	439	655
Natural gas (Mcf)	142,486	186,519	313,656	372,775
Crude oil equivalent (Boe)	23,946	31,455	52,715	62,784

Financial Condition, Liquidity and Capital Resources

This Partnership's primary source of liquidity has been cash flows from operating activities. This source of cash has been primarily used to fund this Partnership's operating costs, direct costs-general and administrative and monthly distributions to the Investor Partners and the Managing General Partner. For the six months ended June 30, 2013, in addition to the $2.1 million net cash flows from operating activities, this Partnership's liquidity was enhanced by the gross proceeds received from the sale of the Piceance Basin assets of approximately $8.1 million.

Fluctuations in this Partnership's operating cash flows are substantially driven by changes in commodity prices, sales volumes and, historically, realized gains and losses from commodity contracts. Commodity prices have historically been volatile and, through June 30, 2013, the Managing General Partner attempted to manage this volatility through the use of derivatives. Therefore, historically, the primary source of cash flows from operations became the net activity between crude oil, natural gas and NGLs sales and realized natural gas derivative gains and losses. This Partnership has no crude oil, natural gas or NGLs derivative positions at June 30, 2013 as all open positions were either sold to Caerus pursuant to the Piceance Basin asset divestiture or liquidated during the three months ended June 30, 2013. See Results of Operations for further discussion of the impact of prices and volumes on sales from operations and the impact of derivative activities on this Partnership's revenues through June 30, 2013.

This Partnership's future operations are expected to be conducted with available funds and revenues generated from crude oil, natural gas and NGLs production activities. Crude oil, natural gas and NGLs production from existing properties are generally expected to continue a gradual decline in the rate of production over the remaining life of the wells. Therefore, this Partnership anticipates a lower annual level of crude oil, natural gas and NGLs production and, in the absence of significant price increases or additional reserve development, lower revenues. This Partnership also expects cash flows from operations to decline if commodity prices remain at current levels or decrease in the future. Under these circumstances, decreased production would have a material adverse impact on this Partnership's operations and may result in reduced cash distributions to the Managing General Partner and Investor Partners through the remainder of 2013 and beyond, and may substantially reduce or restrict this Partnership's ability to participate in Additional Development Plan activities.

Although the Agreement permits this Partnership to borrow funds on its behalf for Partnership activities, the Managing General Partner does not anticipate electing to fund any portion of this Partnership's Additional Development Plan, which began in 2012, through borrowings. Partnership borrowings, should any occur, will be non-recourse to the Investor Partners. Accordingly, this Partnership, rather than the Investor Partners, will be responsible for repaying any amounts borrowed.

Index
ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Working Capital

At June 30, 2013, this Partnership had working capital of $8.4 million, compared to working capital of $2.5 million at December 31, 2012. The increase of $5.9 million was primarily due to the following changes:

•	cash and cash equivalents increased, primarily due to the sale of the Piceance Basin assets to Caerus, by $8.3 million between June 30, 2013 and December 31, 2012;

•	accounts receivable decreased by $0.2 million between June 30, 2013 and December 31, 2012;

•	realized and unrealized derivative gains receivable decreased by $1.5 million between June 30, 2013 and December 31, 2012;

•	accounts payable and accrued expenses increased by $0.5 million between June 30, 2013 and December 31, 2012; and

•
amounts due to Managing General Partner-other, net, excluding crude oil, natural gas and NGLs sales received from third parties and realized derivative gains, increased by $0.2 million between June 30, 2013 and December 31, 2012.

Additional Development Plan activities have been suspended. If the Additional Development Plan recommences, funding will be provided by the withholding of distributable cash flows from the Managing General Partner and Investor Partners. Future working capital balances are expected to fluctuate by increasing during periods of Additional Development Plan funding and decreasing during periods when payments are made for refracturing or recompletion activities.

Cash Flows

Operating Activities

This Partnership's cash flows from operating activities were primarily impacted by commodity prices, production volumes, realized gains and losses from derivative positions, operating costs and direct costs-general and administrative expenses. The key components for the changes in this Partnership's cash flows from operating activities are described in more detail in Results of Operations above.

Net cash flows from operating activities were $2.1 million for the six months ended June 30, 2013 compared to $1.8 million for the comparable period in 2012. The increase of $0.3 million in cash from operating activities was due primarily to the following:

•	an increase in crude oil, natural gas and NGLs sales receipts of $0.2 million;

•	a decrease in commodity price risk management realized gain receipts of $0.1 million; and

•	a decrease in production costs and direct costs-general and administrative payments of $0.2 million.

Investing Activities

Cash flows from investing activities primarily consist of proceeds received from the dispositions of crude oil and natural gas properties, offset by investments in equipment and services. During the six months ended June 30, 2013, proceeds from the dispositions of crude oil and natural gas properties were approximately $8.1 million. From time to time, this Partnership invests in equipment which supports treatment, delivery and measurement of crude oil, natural gas and NGLs or environmental protection. Substantially all of the $1.1 million 2012 investment is attributable to activities pursuant to the Additional Development Plan.

Index
ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Financing Activities

This Partnership initiated monthly cash distributions to investors in May 2007 and has distributed $84.7 million through June 30, 2013. The table below presents cash distributions to this Partnership's investors. Distributions to the Managing General Partner represent amounts distributed to the Managing General Partner for its 37% general partner interest in this Partnership and Investor Partner distributions include amounts distributed to Investor Partners for their 63% ownership share in this Partnership, as well as amounts distributed to the Managing General Partner for limited partnership units repurchased.

Distributions

Three months ended June 30,	Managing General Partner	Investor Partners	Total
2013	$378,435	$644,313	$1,022,748
2012	307,249	523,153	830,402

Six months ended June 30,	Managing General Partner	Investor Partners	Total
2013	$694,564	$1,182,589	$1,877,153
2012	603,738	1,027,985	1,631,723

Six months ended June 30, 2013 as compared to six months ended June 30, 2012

The increase in distributions for the six months ended June 30, 2013 as compared to 2012 is primarily due to an increase in cash flows from operating activities during 2013.

Three months ended June 30, 2013 as compared to three months ended June 30, 2012

The increase in distributions for the three months ended June 30, 2013 as compared to 2012 is primarily due to an increase in cash flows from operating activities during 2013.

In July 2013, this Partnership distributed proceeds received for the Piceance Basin asset divestiture of $8.1 million including $5.1 million and $3.0 million to the Investor Partners and the Managing General Partner, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2013, this Partnership had no existing off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on this Partnership's financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

(a)    Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, PDC, as Managing General Partner on behalf of this Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of this Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This evaluation considered the various processes carried out under the direction of the Managing General Partner's disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports that this Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to this Partnership's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussion regarding required disclosure.

Based on the results of this evaluation, the Managing General Partner's Chief Executive Officer and the Chief Financial Officer concluded that this Partnership's disclosure controls and procedures were effective as of June 30, 2013.

(b)    Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2013, PDC, the Managing General Partner, made no changes in this Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect this Partnership's internal control over financial reporting.

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

The following table presents information about the Managing General Partner's limited partner unit repurchases during the three months ended June 30, 2013:

Period	Total Number of Units Repurchased	Average Price Paid Per Unit
April 1-30, 2013	—	$—
May 1-31, 2013	6.63	1,842
June 1-30, 2013	2.00	1,953
Total	8.63	1,868

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Index
ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 6. Exhibits Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

10.1	Purchase and Sale Agreement by and among PDC Energy, Inc., affiliated partnerships and certain affiliates of Caerus Oil and Gas LLC, dated February 4, 2013.	10-Q	000-07246	10.1	5/1/2013

10.2	Amendment No. 1 to Purchase and Sale Agreement by and among PDC Energy, Inc., affiliated partnerships and certain affiliates of Caerus Oil and Gas LLC, dated May 30, 2013.	10-Q	000-07246	10.1	6/3/2013

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
August 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James M. Trimble	Chief Executive Officer and President	August 14, 2013
James M. Trimble	PDC Energy, Inc. Managing General Partner of the Registrant
(principal executive officer)

/s/ Gysle R. Shellum	Chief Financial Officer	August 14, 2013
Gysle R. Shellum	PDC Energy, Inc. Managing General Partner of the Registrant
(principal financial officer)

/s/ R. Scott Meyers	Chief Accounting Officer	August 14, 2013
R. Scott Meyers	PDC Energy, Inc. Managing General Partner of the Registrant
(principal accounting officer)