Form 10-Q
period 2014-09-30
Rockies Region 2006 Limited Partnership
filed 2014-11-14
CIK 1376912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2014
or

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

As of September 30, 2014 this Partnership had 4,497.03 units of limited partnership interest and no units of additional general partnership interest outstanding.

Rockies Region 2006 Limited Partnership

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act") regarding this Partnership's business, financial condition and results of operations. PDC Energy, Inc. (“PDC”) is the Managing General Partner of this Partnership. All statements other than statements of historical facts included in and incorporated by reference into this report are “forward-looking statements” within the meaning of the safe harbor provisions of the United States ("U.S.") Private Securities Litigation Reform Act of 1995. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements herein. These statements relate to, among other things: estimated crude oil, natural gas and natural gas liquids ("NGLs") reserves; additional development plans; anticipated capital expenditures and projects; the impact of high line pressures and the timing, availability and effect of additional mid-stream facilities going forward; electronic, cyber or physical security breaches; and the Managing General Partner's future strategies, plans and objectives.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Rockies Region 2006 Limited Partnership
Condensed Balance Sheets
(unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$430,226	$352,687
Accounts receivable	128,822	161,599
Crude oil inventory	59,764	54,478
Total current assets	618,812	568,764
Crude oil and natural gas properties, successful efforts method, at cost	12,764,253	12,521,325
Less: Accumulated depreciation, depletion and amortization	(7,771,657)	(7,452,634)
Crude oil and natural gas properties, net	4,992,596	5,068,691
Other assets	—	135,855
Total Assets	$5,611,408	$5,773,310

Liabilities and Partners' Equity
Current liabilities:
Accounts payable and accrued expenses	$13,942	$14,197
Due to Managing General Partner-other, net	182,407	666
Total current liabilities	196,349	14,863
Asset retirement obligations	1,076,072	1,024,462
Total liabilities	1,272,421	1,039,325

Commitments and contingent liabilities

Partners' equity:
Managing General Partner	(3,330,588)	(3,184,439)
Limited Partners - 4,497.03 units issued and outstanding	7,669,575	7,918,424
Total Partners' equity	4,338,987	4,733,985
Total Liabilities and Partners' Equity	$5,611,408	$5,773,310

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2006 Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Crude oil, natural gas and NGLs sales	$376,326	$545,070	$1,161,395	$1,705,605
Commodity price risk management loss, net	—	—	—	(258,199)
Total revenues	376,326	545,070	1,161,395	1,447,406
Operating costs and expenses:
Crude oil, natural gas and NGLs production costs	210,968	159,759	595,344	659,191
Direct costs - general and administrative	28,021	42,574	90,494	140,435
Depreciation, depletion and amortization	106,039	361,517	319,023	1,180,528
Accretion of asset retirement obligations	17,508	16,317	51,610	48,104
Total operating costs and expenses	362,536	580,167	1,056,471	2,028,258
Income (loss) from continuing operations	13,790	(35,097)	104,924	(580,852)
Loss from discontinued operations	—	—	—	(212,621)
Net income (loss)	$13,790	$(35,097)	$104,924	$(793,473)

Income (loss) from continuing operations	$13,790	$(35,097)	$104,924	$(580,852)
Less: Managing General Partner interest in income (loss) from continuing operations	5,102	(12,986)	38,822	(214,915)
Income (loss) from continuing operations allocated to Investor Partners	$8,688	$(22,111)	$66,102	$(365,937)

Loss from discontinued operations	$—	$—	$—	$(212,621)
Less: Managing General Partner interest in loss from discontinued operations	—	—	—	(78,670)
Loss from discontinued operations allocated to Investor Partners	$—	$—	$—	$(133,951)

Net income (loss) per Investor Partner unit
Continuing operations	$2	$(5)	$15	$(81)
Discontinued operations	—	—	—	(30)
Net income (loss) per Investor Partner unit	$2	$(5)	$15	$(111)

Investor Partner units outstanding	4,497.03	4,497.03	4,497.03	4,497.03

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2006 Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$104,924	$(793,473)
Adjustments to net income (loss) to reconcile to net cash from operating activities:
Depreciation, depletion and amortization	319,023	1,296,612
Accretion of asset retirement obligations	51,610	55,779
Net change in fair value of unsettled derivatives	—	1,015,819
Loss on sale of crude oil and natural gas properties	—	76,387
Changes in assets and liabilities:
Accounts receivable	32,777	248,105
Crude oil inventory	(5,286)	(13,510)
Other assets	135,855	(22,562)
Accounts payable and accrued expenses	(255)	(27,741)
Due to Managing General Partner-other, net	181,741	—
Due from Managing General Partner-other, net	—	493,947
Net cash from operating activities	820,389	2,329,363

Cash flows from investing activities:
Capital expenditures for crude oil and natural gas properties	(242,928)	—
Proceeds from sale of crude oil and natural gas properties	—	7,873,824
Net cash from investing activities	(242,928)	7,873,824

Cash flows from financing activities:
Distributions to Partners	(499,922)	(9,953,231)
Net cash from financing activities	(499,922)	(9,953,231)

Net change in cash and cash equivalents	77,539	249,956
Cash and cash equivalents, beginning of period	352,687	102,746
Cash and cash equivalents, end of period	$430,226	$352,702

See accompanying notes to unaudited condensed financial statements.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2014
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

As of September 30, 2014, there were 1,989 limited partners in this Partnership (the “Investor Partners”). PDC is the designated Managing General Partner of this Partnership and owns a 37% Managing General Partner ownership in this Partnership. According to the terms of the Agreement, revenues, costs and cash distributions of this Partnership are allocated 63% to the Investor Partners, which are shared pro rata based upon the number of units in this Partnership, and 37% to the Managing General Partner. The Managing General Partner may repurchase Investor Partner units under certain circumstances provided by the Agreement, upon request of an individual Investor Partner. Through September 30, 2014, the Managing General Partner had repurchased 103 units of Partnership interest from the Investor Partners at an average price of $3,629 per unit. As of September 30, 2014, the Managing General Partner owned 38.4% of this Partnership, including the repurchased interest.

In the Managing General Partner's opinion, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of this Partnership's results for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in the audited financial statements have been condensed or omitted. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with this Partnership's audited financial statements and notes thereto included in this Partnership's 2013 Form 10-K. This Partnership's accounting policies are described in the Notes to Financial Statements in this Partnership's 2013 Form 10-K and updated, as necessary, in this Quarterly Report on Form 10-Q. The results of operations and cash flows for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year or any future period.

Note 2 - Summary of Significant Accounting Policies

Recently Issued Accounting Standards

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
September 30, 2014
(unaudited)

Partner of this Partnership plans to adopt the revenue standard beginning January 1, 2017 and is currently evaluating the impact these changes will have on this Partnership's condensed consolidated financial statements.

In August 2014, the FASB issued a new standard related to the disclosure of uncertainties about an entity's ability to continue as a going concern. The new standard will explicitly require management to assess an entity's ability to continue as a going concern every reporting period and to provide related footnote disclosures in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016, with early adoption permitted. The Managing General Partner of this Partnership is currently evaluating the impact these changes will have on this Partnership's condensed consolidated financial statements.

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

The following table presents transactions with the Managing General Partner reflected in the condensed balance sheets line items “Due to Managing General Partner-other, net,” which remain undistributed or unsettled with this Partnership's investors as of the dates indicated:

	September 30, 2014	December 31, 2013
Crude oil, natural gas and NGLs sales revenues collected from this Partnership's third-party customers	$141,762	$132,072
Other (1)	(324,169)	(132,738)
Total Due to Managing General Partner-other, net	$(182,407)	$(666)

(1)
All other unsettled transactions between this Partnership and the Managing General Partner. The majority of these are capital expenditures, operating costs and general and administrative costs, which have not been deducted from distributions.

The following table presents Partnership transactions with the Managing General Partner for the three and nine months ended September 30, 2014 and 2013. “Well operations and maintenance” and “Gathering, compression and processing fees” are included in the “Crude oil, natural gas and NGLs production costs” line item on the condensed statements of operations for continuing operations or in Note 8, Divestitures and Discontinued Operations, for discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Well operations and maintenance	$194,887	$139,497	$534,946	$946,455
Gathering, compression and processing fees	—	(2,246)	—	80,353
Direct costs - general and administrative	28,021	42,574	90,494	659,995
Cash distributions (1)	52,699	3,065,177	191,565	3,775,526

(1)
Cash distributions include $1,945 and $6,593 during the three and nine months ended September 30, 2014, respectively, and $77,047 and $92,832 during the three and nine months ended September 30, 2013, respectively, related to equity cash distributions for Investor Partner units repurchased by PDC.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

Note 4 - Fair Value of Financial Instruments

This Partnership's fair value measurements were estimated pursuant to a fair value hierarchy that requires this Partnership to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, giving the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. In these cases, the lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability, and may affect the valuation of the assets and liabilities and their placement within the fair value hierarchy levels. The carrying value of the financial instruments included in current assets and current liabilities approximate fair value due to the short-term maturities of these instruments.

Note 5 - Derivative Financial Instruments

This Partnership had no crude oil, natural gas or NGLs derivative activity subsequent to June 30, 2013 as all open positions were liquidated prior to that date. The following table presents the impact of this Partnership's derivative instruments on its accompanying condensed statements of operations for the nine months ended September 30, 2013:

Statement of operations line item:	Nine Months Ended September 30, 2013
Commodity price risk management loss, net
Net settlements	$757,620
Net change in fair value of unsettled derivatives	(1,015,819)
Total commodity price risk management loss, net	$(258,199)

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

During the nine months ended September 30, 2014 and 2013, as a result of the Managing General Partner's periodic review, no new environmental remediation projects were identified and this Partnership's expense for environmental remediation efforts were not significant. This Partnership had no liabilities for environmental remediation efforts as of September 30, 2014 or December 31, 2013.

The Managing General Partner is not currently aware of any environmental claims existing as of September 30, 2014 which have not been provided for or would otherwise be expected to have a material impact on this Partnership's condensed

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

financial statements. However, there can be no assurance that current regulatory requirements will not change or that unknown past non-compliance with environmental laws will not be discovered on this Partnership's properties.

Note 7 - Asset Retirement Obligations

The following table presents the changes in the carrying amount of the asset retirement obligations associated with this Partnership's working interest in crude oil and natural gas properties:

Amount

Balance at December 31, 2013	$1,024,462
Accretion expense	51,610
Balance at September 30, 2014	$1,076,072

Note 8 - Divestitures and Discontinued Operations

Piceance Basin. In June 2013, this Partnership divested its Piceance Basin assets for total consideration of approximately $7.9 million. The divestiture of this Partnership's Piceance Basin assets resulted in a decrease of crude oil and natural gas properties of $16.1 million and a decrease of accumulated depreciation, depletion and amortization of $8.2 million. The sale resulted in a loss on divestiture of assets of approximately $76,000.
In July 2013, this Partnership distributed proceeds received for the Piceance Basin asset divestiture to the Managing General Partner and Investor Partners as follows:

Amount
Distributed to:	(millions)

Managing General Partner	$2.9
Investor Partners	5.0
Total	$7.9

Following the sale, this Partnership does not have a significant continuing involvement in the operations of, or cash flows from, the Piceance Basin oil and gas properties. Accordingly, the results of operations related to these assets have been separately reported as discontinued operations in the condensed statement of operations for the nine months ended September 30, 2013.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

The following table presents statement of operations data related to this Partnership's discontinued operations for the Piceance Basin divestiture:

Statement of Operations - Discontinued Operations	Nine Months Ended September 30, 2013

Revenues:
Crude oil, natural gas and NGLs sales	$1,006,097

Operating costs and expenses:
Crude oil, natural gas and NGLs production costs	502,012
Depreciation, depletion and amortization	116,084
Direct costs - general and administrative expense	516,560
Accretion of asset retirement obligations	7,675
Loss on sale of crude oil and natural gas properties	76,387
Total operating costs and expenses	1,218,718
Loss from discontinued operations	$(212,621)

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

PDC, on behalf of this Partnership in accordance with the D&O Agreement, is authorized to enter into multi-year fixed price contracts and/or to utilize derivatives, including collars, swaps or basis protection swaps, in order to offset some or all of the commodity price variability for particular periods of time. The Managing General Partner has not entered into such arrangements on behalf of this Partnership in the last few years and does not anticipate doing so in the future; however, it may elect to change its intentions in this regard if warranted by significant changes in the underlying commodity markets.
Partnership Operating Results Overview

Crude oil, natural gas and NGLs sales from continuing operations decreased 32%, or approximately $544,000, for the nine months ended September 30, 2014 compared to the same period of 2013, as sales volumes from continuing operations declined 33% period-to-period. The average sales price per barrel of crude oil equivalent ("Boe"), excluding the impact of net settlements on derivatives, was $57.13 for the nine months ended September 30, 2014 compared to $56.57 for the same period a year ago. There were no net settlements on natural gas derivatives during the nine months ended September 30, 2014, as all derivative open positions were liquidated prior to June 30, 2013, compared to approximately $758,000 of positive net settlements for the same period of 2013. Cash distributions decreased 95% to approximately $500,000 during the nine months ended September 30, 2014 compared to $10 million during the nine months ended September 30, 2013. The decrease in cash distribution is mainly attributable to the July 2013 distribution of proceeds received for the Piceance Basin asset divestiture of $7.9 million, as well as a decrease in cash flows from operations during 2014 as a result of lower production and receiving no cash settlements from derivatives.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

Summary Operating Results

The following table presents selected information regarding this Partnership’s results from continuing operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Number of gross producing wells (end of period)	63	63	—	63	63	—

Production(1)
Crude oil (Bbl)	3,752	4,562	(18)%	10,592	15,383	(31)%
Natural gas (Mcf)	9,502	17,836	(47)%	33,583	55,542	(40)%
NGLs (Bbl)	1,154	1,697	(32)%	4,140	5,507	(25)%
Crude oil equivalent (Boe)(2)	6,490	9,232	(30)%	20,330	30,148	(33)%
Average Boe per day	71	100	(30)%	74	110	(33)%

Crude oil, natural gas and NGLs sales
Crude oil	$316,598	$448,387	(29)%	$930,544	$1,392,465	(33)%
Natural gas	33,345	53,581	(38)%	131,731	177,807	(26)%
NGLs	26,383	43,102	(39)%	99,120	135,333	(27)%
Total crude oil, natural gas and NGLs sales	$376,326	$545,070	(31)%	$1,161,395	$1,705,605	(32)%

Net settlements on derivatives
Natural gas	$—	$—	*	$—	$757,620	*

Average selling price (excluding net settlements on derivatives)
Crude oil (per Bbl)	$84.38	$98.29	(14)%	$87.85	$90.52	(3)%
Natural gas (Mcf)	3.51	3.00	17%	3.92	3.20	23%
NGLs (Bbl)	22.86	25.40	(10)%	23.94	24.57	(3)%
Crude oil equivalent (per Boe)	57.99	59.04	(2)%	57.13	56.57	1%

Average cost per Boe
Crude oil, natural gas and NGLs production cost(3)	$32.51	$17.30	88%	$29.28	$21.87	34%
Depreciation, depletion and amortization	16.34	39.16	(58)%	15.69	39.16	(60)%

Operating costs and expenses
Direct costs - general and administrative	$28,021	$42,574	(34)%	$90,494	$140,435	(36)%
Depreciation, depletion and amortization	106,039	361,517	(71)%	319,023	1,180,528	(73)%

Cash distributions	$137,172	$8,076,078	(98)%	$499,922	$9,953,231	(95)%

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

Crude oil pricing is predominately driven by the physical market, supply and demand, financial markets and national and international politics. Crude oil is sold under various purchase contracts with monthly pricing provisions based on NYMEX pricing, adjusted for differentials. Natural gas prices vary by region and locality, depending upon the distance to markets, availability of pipeline capacity and supply and demand relationships in that region or locality. The price this Partnership receives for our natural gas is based on CIG prices, adjusted for certain deductions. This Partnership's price for NGLs is based on a combination of prices from the Conway hub in Kansas and Mt. Belvieu in Texas where this production is marketed.

This Partnership currently uses the "net-back" method of accounting for crude oil, natural gas and NGLs production as the majority of the purchasers of these commodities also provide transportation, gathering and processing services. This Partnership sells commodities at the wellhead and collects a price and recognizes revenues based on the wellhead sales price as transportation costs downstream of the wellhead are incurred by the purchaser and reflected in the wellhead price. The net-back method results in the recognition of a sales price that is below the indices for which the production is based.

As expected, this Partnership has experienced increases in gathering system pressures in the Wattenberg Field by the Partnership's primary third-party midstream provider through the third quarter of 2014. Overall, the line pressures thus far in 2014 have been within the Managing General Partner's expectations and were lower than they were in the comparable periods of 2012 and 2013, primarily due to the commissioning of the O’Connor gas plant in the fall of 2013, the recent startup of an additional compressor station in 2014 and relatively mild summer temperatures in 2014. Ongoing industry drilling activity in the area has continued to increase volumes on the gathering system and pressures have remained at 2014 summer levels through the third quarter of 2014. The Managing General Partner believes our midstream service provider will be challenged to keep pace with industry drilling activity with the existing midstream infrastructure until the new Lucerne II plant is completed in the Spring of 2015. This should address system pressure issues at least until 2016, when the next significant midstream infrastructure projects are projected to be completed. If these infrastructure projects are not completed, this Partnership could continue to experience increased gathering system pressure which could negatively impact the Partnership's production. The Managing General Partner and other operators in the field are working with the midstream service provider, who continues to implement a multi-year facility expansion program that will significantly increase the long-term gathering and processing capacity of the system. Like most producers, this Partnership relies on our third-party midstream service providers to construct compression, gathering and processing facilities to keep pace with our production growth. As a result, the timing and availability of additional facilities going forward is beyond this Partnership's or the Managing General Partner's control.

Nine months ended September 30, 2014 as compared to nine months ended September 30, 2013

For the nine months ended September 30, 2014 compared to the same period of 2013, crude oil, natural gas and NGLs production from continuing operations, on an energy equivalency-basis, decreased 33%, primarily because seven wells were shut-in during a portion of the nine months ended September 30, 2014 for state regulated well bore integrity testing, which is required prior to the drilling of a horizontal well in the immediate vicinity, or well swabbing, one well was shut-in due to a damaged production tank and normal production declines for this stage in the wells’ production life cycle. The decrease in production resulted in sales from continuing operations declining to approximately $1.2 million for the nine months ended September 30, 2014 from

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

$1.7 million for the nine months ended September 30, 2013. The average sales price per Boe, excluding the impact of net settlements from derivatives, was $57.13 for the nine months ended September 30, 2014 compared to $56.57 for the same period a year ago.

Crude oil sales decreased by approximately $462,000, or 33%, during the nine months ended September 30, 2014 when compared to the same prior year period, primarily due to a production volume decrease of 31%. The average selling price per Bbl was $87.85 for the current year nine month period compared to $90.52 for the same prior year period. Natural gas sales decreased 26% during the nine months ended September 30, 2014 when compared to the same prior year period, primarily due to a production volume decrease of 40%, partially offset by an increased average selling price of 23% per Mcf. The average selling price per Mcf was $3.92 for the current year nine month period compared to $3.20 for the same prior year period. NGLs sales decreased 27% during the nine months ended September 30, 2014 when compared to the same prior year period, primarily due to a production volume decrease of 25%. The average selling price per Bbl was $23.94 for the current year nine month period compared to $24.57 for the same prior year period.

Three months ended September 30, 2014 as compared to three months ended September 30, 2013

For the three months ended September 30, 2014 compared to the same period of 2013, crude oil, natural gas and NGLs production from continuing operations, on an energy equivalency-basis, decreased 30%, primarily because seven wells were shut-in during a portion of the three months ended September 30, 2014 for state regulated well bore integrity testing, which is required prior to the drilling of a horizontal well in the immediate vicinity, or well swabbing and normal production declines for this stage in the wells’ production life cycle. The decrease in production resulted in sales from continuing operations declining to approximately $376,000 for the three months ended September 30, 2014 from $545,000 for the three months ended September 30, 2013. The average sales price per Boe was $57.99 for the current year three month period compared to $59.04 for the same period a year ago.

Crude oil sales decreased by approximately $132,000, or 29%, during the three months ended September 30, 2014 when compared to the same prior year period, primarily attributable to a production volume decrease of 18% and a decrease in average selling price of 14% per Bbl. The average selling price per Bbl was $84.38 for the current year three month period compared to $98.29 for the same prior year period. Natural gas sales decreased 38% during the three months ended September 30, 2014 when compared to the same prior year period, primarily due to a production volume decrease of 47%, partially offset by an increased average selling price of 17% per Mcf. The average selling price per Mcf was $3.51 for the current year three month period compared to $3.00 for the same prior year period. NGLs sales decreased 39% during the three months ended September 30, 2014 when compared to the same prior year period, mainly attributable to a production volume decrease of 32% and a decrease in the average selling price of 10% per Bbl. The average selling price per Bbl was $22.86 for the current year three month period compared to $25.40 for the same prior year period.

Commodity Price Risk Management

This Partnership previously used various derivative instruments to manage fluctuations in natural gas prices. In June 2013, derivative instruments that were due to mature subsequent to June 30, 2013 were liquidated. Accordingly, as of September 30, 2014, this Partnership did not have any derivative instruments in place for its future production. Currently, the Managing General Partner does not anticipate entering into derivative instruments for any of this Partnership's future production.

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

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Commodity price risk management includes cash settlements upon maturity of this Partnership's derivative instruments and the change in fair value of unsettled derivatives related to this Partnership's natural gas production. The following table presents the net settlements and net change in fair value of unsettled derivatives included in commodity price risk management loss, net, for the nine months ended September 30, 2013:

Nine Months Ended September 30, 2013
Commodity price risk management loss, net:
Net settlements	$757,620
Net change in fair value of unsettled derivatives	(1,015,819)
Total commodity price risk management loss, net	$(258,199)

This Partnership had no crude oil, natural gas or NGLs derivative activity subsequent to June 30, 2013 as all open positions were liquidated prior to June 30, 2013. Unless this Partnership enters into derivative arrangements in the future, its income statement will not reflect activity in commodity price risk management.

Nine months ended September 30, 2013

Net settlements of approximately $0.8 million for the nine months ended September 30, 2013 were primarily the result of lower natural gas index prices at maturity of this Partnership’s derivative instruments compared to the respective strike prices. The net change in fair value of unsettled derivatives for the nine months ended September 30, 2013 represents a $1.0 million net asset reduction in the beginning-of-period fair value of derivative instruments that settled during the period. The corresponding impact of settlement of these instruments is included in net settlements for the period as all open positions were liquidated prior to June 30, 2013.

Crude Oil, Natural Gas and NGLs Production Costs

Generally, crude oil, natural gas and NGLs production costs vary with changes in total crude oil, natural gas and NGLs sales and production volumes. Production taxes are estimates by the Managing General Partner based on tax rates determined using published information. These estimates are subject to revision based on actual amounts determined during future filings by the Managing General Partner with the taxing authorities. Production taxes vary directly with crude oil, natural gas and NGLs sales. Fixed monthly well operating costs increase on a per unit basis as production decreases. In addition, general oil field services and all other costs vary and can fluctuate based on services required, but are expected to increase as wells age and require more extensive repair and maintenance. These costs include water hauling and disposal, equipment repairs and maintenance, snow removal, environmental compliance and remediation and service rig workovers.

Nine months ended September 30, 2014 as compared to nine months ended September 30, 2013

Crude oil, natural gas and NGLs production costs for the nine months ended September 30, 2014 decreased approximately $64,000 compared to the same period in 2013, primarily attributable to lower operating costs, a decrease in the rental of additional compressors used to accommodate high line pressures and a decrease in production taxes consistent with sales declines from 2013. Crude oil, natural gas and NGLs production costs per Boe increased to $29.28 during 2014 from $21.87 in 2013 due to lower volumes.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Three months ended September 30, 2014 as compared to three months ended September 30, 2013

Crude oil, natural gas and NGLs production costs for the three months ended September 30, 2014 increased approximately $51,000 compared to the same period in 2013, primarily attributable to an increase in well bore integrity testing and other regulatory compliance costs and an increase in well swabbing and other general maintenance costs, offset in part by a decrease in production taxes consistent with sales declines from 2013. Crude oil, natural gas and NGLs production costs per Boe increased to $32.51 during 2014 from $17.30 in 2013 due to lower volumes.

Depreciation, Depletion and Amortization

Nine months ended September 30, 2014 as compared to nine months ended September 30, 2013

Depreciation, depletion and amortization ("DD&A") expense related to crude oil and natural gas properties is directly related to proved reserves and production volumes. DD&A expense decreased approximately $862,000 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to lower production volumes and a decrease in the DD&A expense rate in 2014. The DD&A expense rate per Boe decreased to $15.69 for the first nine months of 2014 compared to $39.16 during the same period in 2013, primarily due to the effect of the impairment recorded on proved oil and natural gas properties in December 2013, which lowered the net book value of the properties by approximately $9.8 million.

Three months ended September 30, 2014 as compared to three months ended September 30, 2013

DD&A expense related to crude oil and natural gas properties is directly related to proved reserves and production volumes. DD&A expense decreased approximately $255,000 for the the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to lower production volumes and a decrease in the DD&A expense rate in 2014. The DD&A expense rate per Boe decreased to $16.34 for the three months ended September 30, 2014 compared to $39.16 during the same period in 2013, primarily due to the effect of the impairment recorded on proved oil and natural gas properties in December 2013, which lowered the net book value of the properties by approximately $9.8 million.

Direct costs - general and administrative

Nine months ended September 30, 2014 as compared to nine months ended September 30, 2013

Direct costs - general and administrative for the nine months ended September 30, 2014 decreased approximately $50,000 compared to the same period in 2013, primarily attributable to lower professional fees for audit services.

Three months ended September 30, 2014 as compared to three months ended September 30, 2013

Direct costs - general and administrative for the three months ended September 30, 2014 decreased approximately $15,000 compared to the same period in 2013, primarily attributable to lower professional fees for audit services.

Discontinued Operations

In June 2013, this Partnership divested its Piceance Basin assets for total consideration of approximately $7.9 million. The sale resulted in a loss on divestiture of assets of approximately $76,000. In July 2013, this Partnership distributed the proceeds from the divestiture of $7.9 million to the partners. Following the sale, this Partnership does not have significant continuing involvement in the operations of, or cash flows from, the Piceance Basin assets. Accordingly, the results of operations related to these assets have been separately reported as discontinued operations in the condensed statement of operations for the nine months ended September 30, 2013. See Note 8, Divestitures and Discontinued Operations, to the accompanying condensed financial statements included elsewhere in this report for additional information.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The table below presents production data related to this Partnership's Piceance Basin assets that have been divested and that are classified as discontinued operations:

Discontinued Operations	Nine Months Ended September 30, 2013
Production
Crude oil (Bbl)	440
Natural gas (Mcf)	312,561
Crude oil equivalent (Boe)	52,534

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

This Partnership's future operations are expected to be conducted with available funds and revenues generated from crude oil, natural gas and NGLs production activities. Crude oil, natural gas and NGLs production from existing properties are generally expected to continue a gradual decline in the rate of production over the remaining life of the wells. Therefore, this Partnership anticipates a lower annual level of crude oil, natural gas and NGLs production and, therefore, lower revenues. This Partnership also expects cash flows from operations to decline if commodity prices remain at current levels or decrease in the future. Under these circumstances, decreased production would have a material adverse impact on this Partnership's operations and may result in reduced cash distributions to the Managing General Partner and Investor Partners through the remainder of 2014 and beyond.

Although the D&O Agreement permits this Partnership to borrow funds on its behalf for Partnership activities, the Managing General Partner does not anticipate electing to fund any portion of this Partnership's refracturing and recompletion activities, if any, through borrowings. Partnership borrowings, should any occur, will be non-recourse to the Investor Partners. Accordingly, this Partnership, rather than the Investor Partners, will be responsible for repaying any amounts borrowed.

Working Capital

At September 30, 2014, this Partnership had working capital of approximately $422,000, compared to working capital of approximately $554,000 at December 31, 2013. The decrease of $132,000 between September 30, 2014 and December 31, 2013 was primarily due to the following changes:

•	amounts due to Managing General Partner-other, net, increased by $182,000;

•	accounts receivable decreased by $33,000;

•	cash and cash equivalents increased by $78,000; and

•	crude oil inventory increased by $5,000.

The $78,000 increase in cash and cash equivalents is primarily the result of the Managing General Partner transferring previously-withheld plugging funds from its bank account to this Partnership's bank account. A corresponding decrease was made to this Partnership's other assets, which are not part of working capital. The cash will be held by this Partnership to satisfy future obligations.

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

Net cash flows from operating activities were $0.8 million for the nine months ended September 30, 2014 compared to $2.3 million for the comparable period in 2013. The decrease of $1.5 million in cash from operating activities was due primarily to the following:

•	a decrease in crude oil, natural gas and NGLs sales of $1.6 million;

•	a decrease in commodity price risk management net settlements of $0.8 million; and

•	a decrease in changes in operating assets and liabilities of $0.3 million.

Offset in part by:

•	a decrease in production costs of $0.6 million; and

•	a decrease in direct costs-general and administrative of $0.6 million.

Investing Activities

Cash flows from investing activities primarily consist of investments in equipment and services and proceeds received from the dispositions of crude oil and natural gas properties. From time to time, this Partnership invests in equipment which supports treatment, delivery and measurement of crude oil, natural gas and NGLs or environmental protection. During the nine months ended September 30, 2014, investments in equipment and services was approximately $243,000. During the nine months ended September 30, 2013, proceeds from the disposition of crude oil and natural gas properties were approximately $7.9 million.

Financing Activities

This Partnership initiated monthly cash distributions to investors in May 2007 and has distributed $93.5 million through September 30, 2014. The table below presents cash distributions to this Partnership's investors. Distributions to the Managing General Partner represent amounts distributed to the Managing General Partner for its 37% general partner interest in this Partnership and Investor Partner distributions include amounts distributed to Investor Partners for their 63% ownership share in this Partnership, as well as amounts distributed to the Managing General Partner for limited partnership units repurchased.

Distributions

Three Months Ended September 30,	Managing General Partner	Investor Partners	Total
2014	$50,754	$86,418	$137,172
2013	2,988,130	5,087,948	8,076,078

Nine months ended September 30,	Managing General Partner	Investor Partners	Total
2014	$184,971	$314,951	$499,922
2013	3,682,694	6,270,537	9,953,231

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Nine months ended September 30, 2014 as compared to nine months ended September 30, 2013

The decrease in distributions for the nine months ended September 30, 2014 as compared to the same period in 2013 is primarily due to the July 2013 distribution of proceeds received for the Piceance Basin asset divestiture of $7.9 million, including $2.9 million and $5.0 million to the Managing General Partner and the Investor Partners, respectively, as well as a decrease in cash flows from operations during 2014 resulting from lower production and receiving no cash settlements from derivatives.

Three months ended September 30, 2014 as compared to three months ended September 30, 2013

The decrease in distributions for the three months ended September 30, 2014 as compared to the same period in 2013 is primarily due to the July 2013 distribution of proceeds received for the Piceance Basin asset divestiture of $7.9 million, including $2.9 million and $5.0 million to the Managing General Partner and the Investor Partners, respectively, as well as a decrease in cash flows from operations during 2014 resulting from lower production and receiving no cash settlements from derivatives.

Off-Balance Sheet Arrangements

As of September 30, 2014, this Partnership had no off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on this Partnership's financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

(a)    Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, PDC, as Managing General Partner on behalf of this Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of this Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on the results of this evaluation, the Managing General Partner's Chief Executive Officer and Chief Financial Officer concluded that this Partnership's disclosure controls and procedures were effective as of September 30, 2014.

(b)    Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2014, PDC, the Managing General Partner, made no changes in this Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect this Partnership's internal control over financial reporting.

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

The following table presents information about the Managing General Partner's limited partner unit repurchases during the three months ended September 30, 2014:

Period	Total Number of Units Repurchased	Average Price Paid Per Unit
July 1-31, 2014	5.25	$901
August 1-31, 2014	1.00	855
September 1-30, 2014	1.25	392
Total	7.50	$810

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
November 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James M. Trimble	Chief Executive Officer	November 14, 2014
James M. Trimble	PDC Energy, Inc. Managing General Partner of the Registrant
(principal executive officer)

/s/ Gysle R. Shellum	Chief Financial Officer	November 14, 2014
Gysle R. Shellum	PDC Energy, Inc. Managing General Partner of the Registrant
(principal financial officer)

/s/ R. Scott Meyers	Chief Accounting Officer	November 14, 2014
R. Scott Meyers	PDC Energy, Inc. Managing General Partner of the Registrant
(principal accounting officer)