Form 10-Q
period 2015-03-31
Rockies Region 2006 Limited Partnership
filed 2015-05-15
CIK 1376912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2015
or

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

As of March 31, 2015, this Partnership had 4,497.03 units of limited partnership interest and no units of additional general partnership interest outstanding.

Rockies Region 2006 Limited Partnership

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act") regarding this Partnership's business, financial condition and results of operations. PDC Energy, Inc. (“PDC”) is the Managing General Partner of this Partnership. All statements other than statements of historical facts included in and incorporated by reference into this report are “forward-looking statements” within the meaning of the safe harbor provisions of the United States ("U.S.") Private Securities Litigation Reform Act of 1995. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements herein. These statements relate to, among other things: estimated crude oil, natural gas and natural gas liquids ("NGLs") reserves; additional development plans; anticipated capital expenditures and projects; the impact of high line pressures and the timing, availability, cost and effect of additional midstream facilities and services going forward; and the Managing General Partner's future strategies, plans and objectives.

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

Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•	future cash flows, liquidity and financial condition, and the ability of this Partnership to continue as a going concern;

•	changes in worldwide production volumes and demand, including economic conditions that might impact demand;

•	volatility of commodity prices for crude oil, natural gas and NGLs;

•
impact of governmental policies and/or regulations, including changes in environmental and other laws, the interpretation and enforcement related to those laws and regulations, liabilities arising thereunder and the costs to comply with those laws and regulations;

•	potential declines in the value of this Partnership's crude oil, natural gas and NGLs properties resulting in impairments;

•	changes in estimates of proved reserves;

•	inaccuracy of reserve estimates and expected production rates;

•	potential for production decline rates from this Partnership's wells being greater than expected;

•	availability of future cash flows for investor distributions or funding of development activities;

•	timing and extent of this Partnership's success in further developing and producing from this Partnership's reserves;

•	the Managing General Partner's ability to secure supplies and services at reasonable prices;

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

Further, this Partnership urges the reader to carefully review and consider the cautionary statements and disclosures made in this Quarterly Report on Form 10-Q, this Partnership's Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2015 and this Partnership's other filings with the SEC for further information on risks and uncertainties that could affect this Partnership's business, financial condition, results of operations and cash flows. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. This Partnership undertakes no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events. All forward looking statements are qualified in their entirety by this cautionary statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Rockies Region 2006 Limited Partnership
Condensed Balance Sheets
(unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$12,588	$136,226
Accounts receivable	58,460	59,470
Crude oil inventory	62,257	53,793
Total current assets	133,305	249,489
Crude oil and natural gas properties, successful efforts method, at cost	4,039,399	13,373,707
Less: Accumulated depreciation, depletion and amortization	(1,907,579)	(7,893,923)
Crude oil and natural gas properties, net	2,131,820	5,479,784
Total Assets	$2,265,125	$5,729,273

Liabilities and Partners' Equity
Current liabilities:
Accounts payable and accrued expenses	$4,824	$6,278
Due to Managing General Partner-other, net	79,638	98,886
Total current liabilities	84,462	105,164
Asset retirement obligations	1,704,754	1,673,982
Total liabilities	1,789,216	1,779,146

Commitments and contingent liabilities

Partners' equity:
Managing General Partner	(4,759,927)	(3,474,466)
Limited Partners - 4,497.03 units issued and outstanding	5,235,836	7,424,593
Total Partners' equity	475,909	3,950,127
Total Liabilities and Partners' Equity	$2,265,125	$5,729,273

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2006 Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Crude oil, natural gas and NGLs sales	$143,059	$401,551

Operating costs and expenses:
Crude oil, natural gas and NGLs production costs	141,424	213,954
Direct costs - general and administrative	21,640	36,012
Depreciation, depletion and amortization	109,515	110,868
Impairment of crude oil and natural gas properties	3,266,759	—
Accretion of asset retirement obligations	30,772	16,901
Total operating costs and expenses	3,570,110	377,735

Net income (loss)	$(3,427,051)	$23,816

Net income (loss) allocated to partners	$(3,427,051)	$23,816
Less: Managing General Partner interest in net income (loss)	(1,268,009)	8,812
Net income (loss) allocated to Investor Partners	$(2,159,042)	$15,004

Net income (loss) per Investor Partner unit	$(480)	$3

Investor Partner units outstanding	4,497.03	4,497.03

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2006 Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(3,427,051)	$23,816
Adjustments to net income (loss) to reconcile to net cash from operating activities:
Depreciation, depletion and amortization	109,515	110,868
Impairment of crude oil and natural gas properties	3,266,759	—
Accretion of asset retirement obligations	30,772	16,901
Changes in assets and liabilities:
Accounts receivable	1,010	13,755
Crude oil inventory	(8,464)	(3,200)
Other assets	—	133,809
Accounts payable and accrued expenses	(1,454)	(446)
Due to Managing General Partner-other, net	(19,248)	53,015
Net cash from operating activities	(48,161)	348,518

Cash flows from investing activities:
Capital expenditures for crude oil and natural gas properties	(28,310)	—
Net cash from investing activities	(28,310)	—

Cash flows from financing activities:
Distributions to Partners	(47,167)	(212,673)
Net cash from financing activities	(47,167)	(212,673)

Net change in cash and cash equivalents	(123,638)	135,845
Cash and cash equivalents, beginning of period	136,226	352,687
Cash and cash equivalents, end of period	$12,588	$488,532

See accompanying notes to unaudited condensed financial statements.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2015
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

As of March 31, 2015, there were 1,983 Investor Partners in this Partnership. PDC is the designated Managing General Partner of this Partnership and owns a 37% Managing General Partner ownership in this Partnership. According to the terms of the Agreement, revenues, costs and cash distributions of this Partnership are allocated 63% to the Investor Partners, which are shared pro rata based upon the number of units in this Partnership, and 37% to the Managing General Partner. The Managing General Partner may repurchase Investor Partner units under certain circumstances provided by the Agreement, upon request of an individual Investor Partner. Through March 31, 2015, the Managing General Partner had repurchased 116 units of Partnership interest from the Investor Partners at an average price of $3,265 per unit. As of March 31, 2015, the Managing General Partner owned 38.6% of this Partnership, including the repurchased interest.

In the Managing General Partner's opinion, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of this Partnership's results for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in the audited financial statements have been condensed or omitted. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with this Partnership's audited financial statements and notes thereto included in this Partnership's 2014 Form 10-K. This Partnership's accounting policies are described in the Notes to Financial Statements in this Partnership's 2014 Form 10-K and updated, as necessary, in this Quarterly Report on Form 10-Q. The results of operations and cash flows for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year or any future period.

Note 2 - Going Concern

This Partnership has historically funded its operations with cash flows from operations. This Partnership’s most significant cash outlays relate to its operating expenses, capital program and distributions to partners. The market price for oil, natural gas, and NGLs decreased significantly during the fourth quarter of 2014, with continued weakness into the first quarter of 2015. Decreases in the market price for this Partnership’s production directly reduce its cash flows from operations and create operating deficits.

Collectively, the negative impacts to this Partnership’s liquidity resulting from declining commodity prices and decreased production, which is primarily due to high line pressure on a third-party gathering system and natural production declines, raise substantial doubt about the Partnership’s ability to continue as a going concern. This Partnership expects further cash flow deficits from operations and anticipates increased cash needs for capital expenditures required to remain in compliance with certain regulatory requirements. This Partnership has limited cash and cash equivalents as of March 31, 2015 for operating deficits, working capital and other needs. One of this Partnership's most significant obligations is to the Managing General Partner, which is currently due, for reimbursement of costs paid on behalf of this Partnership by the Managing General Partner. Such amounts are generally paid to third parties for general and administrative expenses and equipment and operating costs, as well as monthly operating fees payable to the Managing General Partner.

The ability of this Partnership to continue as a going concern is dependent upon its ability to attain a satisfactory level of cash flows from operations. Greater cash flow would most likely occur from improved commodity pricing and increased production from wells that have been impacted by third-party gathering system line pressures.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

The Managing General Partner is considering various options to mitigate risks that raise substantial doubt about this Partnership’s ability to continue as a going concern, including, but not limited to, deferral of obligations, suspension of distributions to partners, partial or complete sale of assets and the shutting-in of wells. However, there can be no assurance that this Partnership will be able to mitigate such conditions. Failure to do so could result in a partial asset sale or some form of liquidation or dissolution of this Partnership.

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments that might result if this Partnership is unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Recently Adopted Accounting Standards

In April 2014, the Financial Accounting Standards Board issued changes related to the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. Under the new pronouncement, a discontinued operation is defined as a disposal of a component of an organization that represents a strategic shift and that has a major effect on the organization's operations and financial results. These changes are to be applied prospectively for new disposals or components of this Partnership's business classified as held for sale during interim and annual periods beginning after December 15, 2014, with early adoption permitted. Adoption of this guidance did not impact this Partnership's financial statements.

Recently Issued Accounting Standards

In May 2014, the FASB and the International Accounting Standards Board ("IASB") issued their converged standard on revenue recognition that provides a single, comprehensive model that entities will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard outlines a five-step approach to apply the underlying principle: (a) identify the contract with the customer, (b) identify the separate performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to separate performance obligations and (e) recognize revenue when (or as) each performance obligation is satisfied. Entities are permitted to adopt the revenue standard early, beginning with annual reporting periods after December 15, 2016. In April 2015, the FASB voted to propose that the revenue standard be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and can be adopted under the full retrospective method or simplified transition method. The Managing General Partner of this Partnership is currently evaluating the impact these changes will have on this Partnership's financial statements.

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

In February 2015, the FASB issued an accounting update modifying existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The amendments in this update are effective for fiscal years and interim periods within those years beginning after December 15, 2015, and require either a

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

retrospective or a modified retrospective approach to adoption. Early adoption is permitted. Adoption of this guidance is not expected to have a significant impact on this Partnership's financial statements.

Note 4 - Transactions with Managing General Partner

The Managing General Partner transacts business on behalf of this Partnership under the authority of the D&O Agreement. Revenues and other cash inflows received by the Managing General Partner on behalf of this Partnership are distributed to the partners, net of corresponding operating costs and other cash outflows incurred on behalf of this Partnership.

The following table presents transactions with the Managing General Partner reflected in the condensed balance sheets line item “Due to Managing General Partner-other, net,” which remain undistributed or unsettled with this Partnership's investors as of the dates indicated:

	March 31, 2015	December 31, 2014
Crude oil, natural gas and NGLs sales revenues collected from this Partnership's third-party customers	$47,072	$141,762
Other (1)	(126,710)	(240,648)
Total Due to Managing General Partner-other, net	$(79,638)	$(98,886)

(1)
All other unsettled transactions between this Partnership and the Managing General Partner. The majority of these are capital expenditures, operating costs and general and administrative costs, which have not been deducted from distributions.

The following table presents Partnership transactions with the Managing General Partner for the three months ended March 31, 2015 and 2014. “Well operations and maintenance” is included in the “Crude oil, natural gas and NGLs production costs” line item on the condensed statements of operations.

	Three Months Ended March 31,
	2015	2014
Well operations and maintenance	$137,366	$190,723
Direct costs - general and administrative	21,640	36,012
Cash distributions (1)	18,219	81,356

(1)	Cash distributions include $767 and $2,667 during the three months ended March 31, 2015 and 2014, respectively, related to equity cash distributions for Investor Partner units repurchased by PDC.

Note 5 - Fair Value Measurements

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

The Managing General Partner utilizes fair value, on a non-recurring basis, to perform impairment testing on this Partnership's crude oil and natural gas properties by comparing net capitalized costs, or carrying value, to estimated undiscounted future net cash flows. If net capitalized costs exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value and is measured by the amount by which the net capitalized costs exceed their fair value. See Note 8,

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

Impairment of Crude Oil and Natural Gas Properties, for information regarding an impairment charge recognized during the three months ended March 31, 2015.

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

During the three months ended March 31, 2015 and 2014, as a result of the Managing General Partner's periodic review, no new environmental remediation projects were identified and this Partnership's expense for environmental remediation efforts was not significant. This Partnership had no liabilities for environmental remediation efforts as of March 31, 2015 or December 31, 2014.

The Managing General Partner is not currently aware of any environmental claims existing as of March 31, 2015 which have not been provided for or would otherwise be expected to have a material impact on this Partnership's condensed financial statements. However, there can be no assurance that current regulatory requirements will not change or that unknown past non-compliance with environmental laws will not be discovered on this Partnership's properties.

Note 7 - Asset Retirement Obligations

The following table presents the changes in the carrying amount of the asset retirement obligations associated with this Partnership's working interest in crude oil and natural gas properties:

Amount

Balance at December 31, 2014	$1,673,982
Accretion expense	30,772
Balance at March 31, 2015	$1,704,754

Note 8 - Impairment of Crude Oil and Natural Gas Properties

During the three months ended March 31, 2015, this Partnership recognized an impairment charge of approximately $3.3 million to write-down its Wattenberg Field proved oil and natural gas properties. The impairment charge represented the amount by which the carrying value of the Wattenberg Field crude oil and natural gas properties exceeded the estimated fair value, and was therefore not recoverable. The estimated fair value was determined based on estimated future discounted net cash flows, a Level 3 input, using estimated production and prices at which the Managing General Partner reasonably expects this Partnership's crude oil and natural gas will be sold.

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
Partnership Operating Results Overview

Crude oil, natural gas and NGLs sales decreased 64%, or $258,000, for the three months ended March 31, 2015 compared to the same period of 2014, attributable to the decrease in the average sales price per barrel of crude oil equivalent ("Boe") of 52% and the decline in sales volume of 26% period-over-period. The average sales price per Boe was $26.61 for the three months ended March 31, 2015 compared to $55.63 for the same period a year ago. Cash distributions decreased 78% to $47,000 during the three months ended March 31, 2015 compared to $213,000 during the three months ended March 31, 2014. The decrease in cash distributions is primarily due to the decrease in cash flows from operations during 2015 as a result of a lower average sales price per Boe and production volumes. During the three months ended March 31, 2015, this Partnership recognized an impairment charge of approximately $3.3 million to write-down its Wattenberg Field proved oil and natural gas properties. Further deterioration of commodity prices could result in additional impairment charges to this Partnership's crude oil and natural gas properties. See Note 8, Impairment of Crude Oil and Natural Gas Properties, to this Partnership's financial statements included elsewhere in this report for additional information.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

Summary Operating Results

The following table presents selected information regarding this Partnership’s results of operations:

	Three Months Ended March 31,
	2015	2014	Change
Number of gross productive wells (end of period)	63	63	—

Production(1)
Crude oil (Bbl)	2,811	3,444	(18)%
Natural gas (Mcf)	8,973	13,366	(33)%
NGLs (Bbl)	1,069	1,546	(31)%
Crude oil equivalent (Boe)(2)	5,376	7,218	(26)%
Average Boe per day	60	80	(26)%

Crude oil, natural gas and NGLs sales
Crude oil	$107,005	$304,604	(65)%
Natural gas	22,268	57,036	(61)%
NGLs	13,786	39,911	(65)%
Total crude oil, natural gas and NGLs sales	$143,059	$401,551	(64)%

Average selling price
Crude oil (per Bbl)	$38.07	$88.44	(57)%
Natural gas (per Mcf)	2.48	4.27	(42)%
NGLs (per Bbl)	12.90	25.82	(50)%
Crude oil equivalent (per Boe)	26.61	55.63	(52)%

Average cost per Boe
Crude oil, natural gas and NGLs production cost(3)	$26.31	$29.64	(11)%
Depreciation, depletion and amortization	20.37	15.36	33%

Operating costs and expenses
Direct costs - general and administrative	$21,640	$36,012	(40)%
Depreciation, depletion and amortization	109,515	110,868	(1)%
Impairment of crude oil and natural gas properties	3,266,759	—	*

Cash distributions	$47,167	$212,673	(78)%

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

Crude Oil, Natural Gas and NGLs Sales

Crude Oil, Natural Gas and NGLs Pricing. This Partnership's results of operations depend upon many factors, particularly the price of crude oil, natural gas and NGLs and the Managing General Partner's ability to market this Partnership's production effectively. Crude oil, natural gas and NGLs prices are among the most volatile of all commodity prices. The price of crude oil and NGLs declined significantly in the second half of 2014 due to a combination of factors, including increased domestic supply, global economic concerns and a decision by the Organization of Petroleum Exporting Countries not to reduce output. Prices for crude oil and NGLs remained at reduced levels through the first quarter of 2015. The price of natural gas also declined significantly in late 2014 and has remained close to late 2014 levels through early 2015. These declines in price have had a material negative impact on this Partnership's financial results.

Crude oil pricing is predominately driven by the physical market, supply and demand, financial markets and national and international politics. Crude oil is sold under various purchase contracts with monthly pricing provisions based on NYMEX pricing, adjusted for differentials. Natural gas prices vary by region and locality, depending upon the distance to markets, availability of pipeline capacity and supply and demand relationships in that region or locality. The price this Partnership receives for its natural gas is based on CIG and local utility prices, adjusted for certain deductions. This Partnership's price for NGLs is based on a combination of prices from the Conway hub in Kansas and Mt. Belvieu in Texas where this production is marketed.

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

As expected, this Partnership experienced higher than normal gathering system pressures in the Wattenberg Field by its primary third-party midstream provider through the first quarter of 2015. The line pressures in the first quarter of 2015 were within the Managing General Partner's expectations. Ongoing industry drilling activity in the area has continued to increase volumes on the gathering system and pressures remained at or slightly above 2014 summer levels through the first quarter of 2015. This Partnership's midstream service provider has been challenged to keep pace with industry drilling activity with new midstream infrastructure and the Managing General Partner expects the gathering system pressures to continue to increase until completion of the new Lucerne II plant, which is expected in mid-2015. This project should result in a significant increase in processing capacity and the Managing General Partner anticipates that it will address system pressure issues until well into 2016, and possibly beyond, depending on the impact of reduced drilling rig activity in the field going forward. The Managing General Partner and other operators in the field continue to work with the midstream service provider, who has been implementing a multi-year facility expansion program over the past several years to increase the long-term gathering and processing capacity of the system. The Managing General Partner expects it to continue to develop and implement similar projects in the future. Like most producers, this Partnership relies on third-party midstream service providers to construct compression, gathering and processing facilities to keep pace with our production growth. As a result, the timing and availability of additional facilities going forward is beyond the Managing General Partner's control.

Three months ended March 31, 2015 as compared to three months ended March 31, 2014

For the three months ended March 31, 2015 compared to the same period of 2014, crude oil, natural gas and NGLs production, on an energy equivalency-basis, decreased 26%, primarily due to high line pressure hindering production from flowing

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

into a third-party gathering system, normal production declines for this stage in the wells’ production life cycle and four wells that had significant production during the three months ended March 31, 2014 were shut-in during the three months ended March 31, 2015 for state regulated well bore integrity testing, which is required prior to the drilling of a horizontal well in the immediate vicinity. The decrease in production resulted in crude oil, natural gas and NGLs sales declining to $143,000 for the three months ended March 31, 2015 from $402,000 for the three months ended March 31, 2014. The average sales price per Boe was $26.61 for the three months ended March 31, 2015 compared to $55.63 for the same period a year ago.

Crude oil sales decreased by $198,000, or 65%, during the three months ended March 31, 2015 when compared to the same prior year period, primarily attributable to a decrease in the average selling price of 57% per Bbl and a production volume decrease of 18%. The average selling price per Bbl was $38.07 for the current year three month period compared to $88.44 for the same prior year period. Natural gas sales decreased $35,000, or 61%, during the three months ended March 31, 2015 when compared to the same prior year period, primarily due to a production volume decrease of 33% and a decrease in average selling price of 42% per Mcf. The average selling price per Mcf was $2.48 for the current year three month period compared to $4.27 for the same prior year period. NGLs sales decreased by $26,000, or 65%, during the three months ended March 31, 2015 when compared to the same prior year period, primarily attributable to a decrease in the average selling price of 50% per Bbl and a production volume decrease of 31%. The average selling price per Bbl was $12.90 for the current year three month period compared to $25.82 for the same prior year period. Further deterioration of commodity prices could result in additional impairment charges to this Partnership's crude oil and natural gas properties.

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

Three months ended March 31, 2015 as compared to three months ended March 31, 2014

Crude oil, natural gas and NGLs production costs for the three months ended March 31, 2015 decreased $73,000 compared to the same period in 2014, primarily attributable to a decrease in production taxes consistent with sales declines from 2014 and a decrease in workover and maintenance related projects, including costs related to well swabbing, lift system repairs and road maintenance. These same reasons for the decrease similarly impacted crude oil, natural gas and NGLs production costs per Boe, which decreased to $26.31 during 2015 from $29.64 in 2014.

Depreciation, Depletion and Amortization

Three months ended March 31, 2015 as compared to three months ended March 31, 2014

Depreciation, depletion and amortization ("DD&A") expense related to crude oil and natural gas properties is directly related to proved reserves and production volumes. DD&A expense remained consistent for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to lower production volumes, offset by an increase in the DD&A expense rate in 2015. The DD&A expense rate per Boe increased to $20.37 for the first three months of 2015 compared to $15.36 during the same period in 2014, due to the effect of the net downward revision in this Partnership’s proved developed producing reserves as of December 31, 2014.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Impairment of crude oil and natural gas properties

Three months ended March 31, 2015 as compared to three months ended March 31, 2014

During the three months ended March 31, 2015, this Partnership recognized an impairment charge of approximately $3.3 million to write-down its Wattenberg Field proved oil and natural gas properties. The impairment charge represented the amount by which the carrying value of the Wattenberg Field crude oil and natural gas properties exceeded the estimated fair value, and was therefore not recoverable. The estimated fair value was determined based on estimated future discounted net cash flows, a Level 3 input, using estimated production and prices at which the Managing General Partner reasonably expects this Partnership's crude oil and natural gas will be sold. See Note 8, Impairment of Crude Oil and Natural Gas Properties, to this Partnership's financial statements included elsewhere in this report for additional information.

Direct costs - general and administrative

Three months ended March 31, 2015 as compared to three months ended March 31, 2014

Direct costs - general and administrative for the three months ended March 31, 2015 decreased $14,000 compared to the same period in 2014, primarily attributable to lower professional fees for audit services.

Financial Condition, Liquidity and Capital Resources

This Partnership's primary source of liquidity has been cash flows from operating activities. Fluctuations in this Partnership's operating cash flows are substantially driven by changes in commodity prices and sales volumes. This source of cash has been primarily used to fund this Partnership's operating costs, direct costs-general and administrative, capital program and distributions to the Investor Partners and the Managing General Partner.

This Partnership's future operations are expected to be conducted with available funds and revenues generated from crude oil, natural gas and NGLs production activities. Crude oil, natural gas and NGLs production from existing properties are generally expected to continue a gradual decline in the rate of production over the remaining life of the wells. Therefore, this Partnership anticipates a lower annual level of crude oil, natural gas and NGLs production and, therefore, lower revenues, unless commodity prices increase.

Collectively, the negative impact to this Partnership’s liquidity resulting from declining commodity prices and decreased production raises substantial doubt about the Partnership’s ability to continue as a going concern. Negative cash flow from operations during the three months ended March 31, 2015 of $48,000 due to these factors, as well as distributions totaling $47,000 made to partners and capital expenditures of $28,000, reduced its liquidity to $13,000 at March 31, 2015 as compared to $136,000 at December 31, 2014. This Partnership expects further cash flow deficits from operations and anticipates increased cash needs for capital expenditures required to remain in compliance with certain regulatory requirements. Under these circumstances, the Managing General Partner does not expect this Partnership to have funds available to make cash distributions to the Managing General Partner and Investor Partners through the remainder of 2015. If this Partnership continues to deplete its cash at the current pace, the Managing General Partner expects it could lack adequate funds to meet its obligations by approximately the end of the second fiscal quarter of 2015.

The Managing General Partner is considering various options to mitigate risks that raise substantial doubt about this Partnership’s ability to continue as a going concern, including, but not limited to, deferral of obligations, suspension of distributions to partners, partial or complete sale of assets and the shutting-in of wells. However, there can be no assurance that this Partnership will be able to mitigate such conditions. Failure to do so could result in a partial asset sale or some form of liquidation or dissolution of this Partnership.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Working Capital

At March 31, 2015, this Partnership had working capital of $49,000, compared to working capital of $144,000 at December 31, 2014. The decrease of $95,000 between March 31, 2015 and December 31, 2014 was primarily due to the following changes:

•	a decrease in cash and cash equivalents of $124,000.

Offset in part by:

•	a decrease in amounts due to Managing General Partner-other, net,of $19,000; and

•	an increase in crude oil inventory of $8,000.

The $124,000 decrease in cash and cash equivalents is primarily attributable to cash utilized to fund operating activities, capital expenditures and cash distributions to the partners.

Additional Development Plan activities, as described in this Partnership's 2014 Form 10-K, have been suspended. This Partnership may recommence Additional Development Plan activities if the high line pressure situation improves following the anticipated completion of the new Lucerne II plant in mid-2015 and if commodity prices improve. If the Additional Development Plan recommences, funding will be provided by the withholding of distributable cash flows from the Managing General Partner and Investor Partners. Future working capital balances are expected to fluctuate by increasing during periods of Additional Development Plan funding and decreasing during periods when payments are made for refracturing or recompletion activities.

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

Cash Flows

Operating Activities

This Partnership's cash flows from operating activities in 2015 were primarily impacted by commodity prices, production volumes, operating costs and direct costs-general and administrative expenses. The key components for the changes in this Partnership's cash flows from operating activities are described in more detail in Results of Operations above.

Net cash flows utilized for operating activities were $48,000 for the three months ended March 31, 2015 compared to net cash flows from operating activities of $349,000 for the comparable period in 2014. The decrease of $397,000 in cash from operating activities was due primarily to the following:

•	a decrease in crude oil, natural gas and NGLs sales of $258,000; and

•	a decrease in changes in operating assets and liabilities of $225,000.

Offset in part by:

•	a decrease in production costs of $73,000; and

•	a decrease in direct costs-general and administrative of $14,000.

Investing Activities

Cash flows from investing activities primarily consist of investments in equipment and services and proceeds received from the dispositions of crude oil and natural gas properties. From time to time, this Partnership invests in equipment which

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

supports treatment, delivery and measurement of crude oil, natural gas and NGLs or environmental protection. During the three months ended March 31, 2015, investments in equipment and services was $28,000.

Financing Activities

This Partnership initiated monthly cash distributions to investors in May 2007 and has distributed $93.8 million through March 31, 2015. The table below presents cash distributions to this Partnership's investors. Distributions to the Managing General Partner represent amounts distributed to the Managing General Partner for its 37% general partner interest in this Partnership and Investor Partner distributions include amounts distributed to Investor Partners for their 63% ownership share in this Partnership, as well as amounts distributed to the Managing General Partner for limited partnership units repurchased.

Distributions

Three months ended March 31,	Managing General Partner	Investor Partners	Total
2015	$17,452	$29,715	$47,167
2014	78,689	133,984	212,673

Three months ended March 31, 2015 as compared to three months ended March 31, 2014

The decrease in distributions for the three months ended March 31, 2015 as compared to the same period in 2014 is primarily due to a decrease in cash flows from operations during 2015 resulting from the decrease in the average sales price per Boe and lower production.

Off-Balance Sheet Arrangements

As of March 31, 2015, this Partnership had no off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on this Partnership's financial condition, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contingencies

See Note 6, Commitments and Contingencies, to the accompanying condensed financial statements included elsewhere in this report.

Recent Accounting Standards

See Note 3, Summary of Significant Accounting Policies, to the accompanying condensed financial statements included elsewhere in this report.

Critical Accounting Policies and Estimates

The preparation of the accompanying condensed financial statements in conformity with U.S. GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses.

There have been no significant changes to this Partnership's critical accounting policies and estimates or in the underlying accounting assumptions and estimates used in these critical accounting policies from those disclosed in the financial statements and accompanying notes contained in this Partnership's 2014 Form 10-K.

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

(a)    Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, PDC, as Managing General Partner on behalf of this Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of this Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on the results of this evaluation, the Managing General Partner's Chief Executive Officer and Chief Financial Officer concluded that this Partnership's disclosure controls and procedures were effective as of March 31, 2015.

(b)    Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2015, PDC, the Managing General Partner, made no changes in this Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect this Partnership's internal control over financial reporting.

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

The following table presents information about the Managing General Partner's limited partner unit repurchases during the three months ended March 31, 2015:

Period	Total Number of Units Repurchased	Average Price Paid Per Unit
January 1-31, 2015	7.50	$447
February 1-28, 2015	—	—
March 1-31, 2015	—	—
Total	7.50	$447

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

Rockies Region 2006 Limited Partnership
By its Managing General Partner
PDC Energy, Inc.

By: /s/ Barton R. Brookman
Barton R. Brookman President and Chief Executive Officer of PDC Energy, Inc.
May 14, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Barton R. Brookman	President and Chief Executive Officer	May 14, 2015
Barton R. Brookman	PDC Energy, Inc. Managing General Partner of the Registrant
(principal executive officer)

/s/ Gysle R. Shellum	Chief Financial Officer	May 14, 2015
Gysle R. Shellum	PDC Energy, Inc. Managing General Partner of the Registrant
(principal financial officer)

/s/ R. Scott Meyers	Chief Accounting Officer	May 14, 2015
R. Scott Meyers	PDC Energy, Inc. Managing General Partner of the Registrant
(principal accounting officer)