Form 10-Q
period 2015-06-30
Rockies Region 2006 Limited Partnership
filed 2015-08-14
CIK 1376912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended June 30, 2015
or

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

As of June 30, 2015, this Partnership had 4,497.03 units of limited partnership interest and no units of additional general partnership interest outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Rockies Region 2006 Limited Partnership
Condensed Balance Sheets
(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$12,528	$136,226
Accounts receivable	83,874	59,470
Crude oil inventory	70,429	53,793
Total current assets	166,831	249,489
Crude oil and natural gas properties, successful efforts method, at cost	4,039,399	13,373,707
Less: Accumulated depreciation, depletion and amortization	(1,937,638)	(7,893,923)
Crude oil and natural gas properties, net	2,101,761	5,479,784
Total Assets	$2,268,592	$5,729,273

Liabilities and Partners' Equity
Current liabilities:
Accounts payable and accrued expenses	$6,651	$6,278
Due to Managing General Partner-other, net	98,439	98,886
Current portion of asset retirement obligations	219,350	—
Total current liabilities	324,440	105,164
Asset retirement obligations	1,516,776	1,673,982
Total liabilities	1,841,216	1,779,146

Commitments and contingent liabilities

Partners' equity:
Managing General Partner	(4,777,884)	(3,474,466)
Limited Partners - 4,497.03 units issued and outstanding	5,205,260	7,424,593
Total Partners' equity	427,376	3,950,127
Total Liabilities and Partners' Equity	$2,268,592	$5,729,273

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2006 Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Crude oil, natural gas and NGLs sales	$198,782	$383,518	$341,841	$785,069

Operating costs and expenses:
Crude oil, natural gas and NGLs production costs	146,126	170,422	287,550	384,376
Direct costs - general and administrative	39,758	26,461	61,398	62,473
Depreciation, depletion and amortization	30,059	102,116	139,574	212,984
Impairment of crude oil and natural gas properties	—	—	3,266,759	—
Accretion of asset retirement obligations	31,372	17,201	62,144	34,102
Total operating costs and expenses	247,315	316,200	3,817,425	693,935

Net income (loss)	$(48,533)	$67,318	$(3,475,584)	$91,134

Net income (loss) allocated to partners	$(48,533)	$67,318	$(3,475,584)	$91,134
Less: Managing General Partner interest in net income (loss)	(17,957)	24,908	(1,285,966)	33,720
Net income (loss) allocated to Investor Partners	$(30,576)	$42,410	$(2,189,618)	$57,414

Net income (loss) per Investor Partner unit	$(7)	$9	$(487)	$13

Investor Partner units outstanding	4,497.03	4,497.03	4,497.03	4,497.03

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2006 Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(3,475,584)	$91,134
Adjustments to net income (loss) to reconcile to net cash from operating activities:
Depreciation, depletion and amortization	139,574	212,984
Impairment of crude oil and natural gas properties	3,266,759	—
Accretion of asset retirement obligations	62,144	34,102
Changes in assets and liabilities:
Accounts receivable	(24,404)	75,123
Crude oil inventory	(16,636)	(15,299)
Other assets	—	135,855
Accounts payable and accrued expenses	373	(718)
Due to Managing General Partner-other, net	(447)	(666)
Due from Managing General Partner-other, net	—	(19,042)
Net cash from operating activities	(48,221)	513,473

Cash flows from investing activities:
Capital expenditures for crude oil and natural gas properties	(28,310)	(14,877)
Net cash from investing activities	(28,310)	(14,877)

Cash flows from financing activities:
Distributions to Partners	(47,167)	(362,751)
Net cash from financing activities	(47,167)	(362,751)

Net change in cash and cash equivalents	(123,698)	135,845
Cash and cash equivalents, beginning of period	136,226	352,687
Cash and cash equivalents, end of period	$12,528	$488,532

See accompanying notes to unaudited condensed financial statements.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2015
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

As of June 30, 2015, there were 1,978 Investor Partners in this Partnership. PDC is the designated Managing General Partner of this Partnership and owns a 37% Managing General Partner ownership in this Partnership. According to the terms of the Agreement, revenues, costs and cash distributions of this Partnership are allocated 63% to the Investor Partners, which are shared pro rata based upon the number of units in this Partnership, and 37% to the Managing General Partner. The Managing General Partner may repurchase Investor Partner units under certain circumstances provided by the Agreement, upon request of an individual Investor Partner. Through June 30, 2015, the Managing General Partner had repurchased 137 units of Partnership interest from the Investor Partners at an average price of $2,778 per unit. As of June 30, 2015, the Managing General Partner owned 38.9% of this Partnership, including the repurchased interest.

In the Managing General Partner's opinion, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of this Partnership's results for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in the audited financial statements have been condensed or omitted. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with this Partnership's audited financial statements and notes thereto included in this Partnership's 2014 Form 10-K. This Partnership's accounting policies are described in the Notes to Financial Statements in this Partnership's 2014 Form 10-K and updated, as necessary, in this Quarterly Report on Form 10-Q. The results of operations and cash flows for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year or any future period.

Note 2 - Going Concern

This Partnership has historically funded its operations with cash flows from operations. This Partnership’s most significant cash outlays relate to its operating expenses, capital program and distributions to partners. The market price for crude oil, natural gas, and NGLs decreased significantly during the fourth quarter of 2014, with continued weakness into the first half of 2015. Decreases in the market price for this Partnership’s production directly reduce its cash flows from operations and create operating deficits.

Collectively, the negative impacts to this Partnership’s liquidity resulting from declining commodity prices and decreased production, which is primarily due to high line pressure on a third-party gathering system, certain wells experiencing liquid loading and compressor problems and natural production declines, raise substantial doubt about the Partnership’s ability to continue as a going concern. This Partnership expects further cash flow deficits from operations and anticipates increased cash needs for capital expenditures required to remain in compliance with certain regulatory requirements. This Partnership has limited cash and cash equivalents as of June 30, 2015 for operating deficits, working capital and other needs. One of this Partnership's most significant obligations is to the Managing General Partner, which is currently due, for reimbursement of costs paid on behalf of this Partnership by the Managing General Partner. Such amounts are generally paid to third parties for general and administrative expenses and equipment and operating costs, as well as monthly operating fees payable to the Managing General Partner. During the three months ended June 30, 2015, this Partnership made no quarterly cash distributions to the Managing General Partner or Investor Partners as declining commodity prices and decreased production resulted in quarterly cash flow deficits.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

The ability of this Partnership to continue as a going concern is dependent upon its ability to attain a satisfactory level of cash flows from operations. Greater cash flow would most likely occur from improved commodity pricing and increased production from wells that have been impacted by third-party gathering system line pressures and other mechanical issues.

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

Recently Issued Accounting Standards

In May 2014, the FASB and the International Accounting Standards Board ("IASB") issued their converged standard on revenue recognition that provides a single, comprehensive model that entities will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard outlines a five-step approach to apply the underlying principle: (a) identify the contract with the customer, (b) identify the separate performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to separate performance obligations and (e) recognize revenue when (or as) each performance obligation is satisfied. The revenue standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and can be adopted under the full retrospective method or simplified transition method. Entities are permitted to adopt the revenue standard early, beginning with annual reporting periods after December 15, 2016. The Managing General Partner of this Partnership is currently evaluating the impact these changes will have on this Partnership's financial statements.

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

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

In February 2015, the FASB issued an accounting update modifying existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The amendments in this update are effective for fiscal years and interim periods within those years beginning after December 15, 2015, and require either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. Adoption of this guidance is not expected to have a significant impact on this Partnership's financial statements.

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

The following table presents transactions with the Managing General Partner reflected in the condensed balance sheets line item “Due to Managing General Partner-other, net,” which remain undistributed or unsettled with this Partnership's investors as of the dates indicated:

	June 30, 2015	December 31, 2014
Crude oil, natural gas and NGLs sales revenues collected from this Partnership's third-party customers	$57,269	$141,762
Other (1)	(155,708)	(240,648)
Total Due to Managing General Partner-other, net	$(98,439)	$(98,886)

(1)
All other unsettled transactions between this Partnership and the Managing General Partner. The majority of these are capital expenditures, operating costs and general and administrative costs that have not been deducted from distributions.

The following table presents Partnership transactions with the Managing General Partner for the three and six months ended June 30, 2015 and 2014. “Well operations and maintenance” is included in the “Crude oil, natural gas and NGLs production costs” line item on the condensed statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Well operations and maintenance	$148,801	$149,336	$286,167	$340,059
Direct costs - general and administrative	39,758	26,461	61,398	62,473
Cash distributions (1)	—	57,510	18,219	138,866

(1)
During the three months ended June 30, 2015, this Partnership made no quarterly cash distributions to the Managing General Partner or Investor Partners as declining commodity prices and decreased production resulted in quarterly cash flow deficits from this Partnership's operations. Cash distributions include $767 during the six months ended June 30, 2015 and $1,981 and $4,648 during the three and six months ended June 30, 2014, respectively, related to cash distributions for Investor Partner units repurchased by PDC.

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
June 30, 2015
(unaudited)

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

The Managing General Partner utilizes fair value, on a non-recurring basis, to perform impairment testing on this Partnership's crude oil and natural gas properties by comparing net capitalized costs, or carrying value, to estimated undiscounted future net cash flows. If net capitalized costs exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value and is measured by the amount by which the net capitalized costs exceed their fair value. See Note 8, Impairment of Crude Oil and Natural Gas Properties, for information regarding an impairment charge recognized during the six months ended June 30, 2015.

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

During the six months ended June 30, 2015 and 2014, as a result of the Managing General Partner's periodic review, no new environmental remediation projects were identified and this Partnership's expense for environmental remediation efforts was not significant. This Partnership had no liabilities for environmental remediation efforts as of June 30, 2015 or December 31, 2014.

The Managing General Partner is not currently aware of any environmental claims existing as of June 30, 2015 which have not been provided for or would otherwise be expected to have a material impact on this Partnership's condensed financial statements. However, there can be no assurance that current regulatory requirements will not change or that unknown past non-compliance with environmental laws will not be discovered on this Partnership's properties.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

Note 7 - Asset Retirement Obligations

The following table presents the changes in the carrying amount of the asset retirement obligations associated with this Partnership's working interest in crude oil and natural gas properties:

Amount

Balance at December 31, 2014	$1,673,982
Accretion expense	62,144
Balance at June 30, 2015	1,736,126
Less current portion	(219,350)
Long-term portion	$1,516,776

The current portion of the asset retirement obligations relates to wells that are producing minimal or no hydrocarbons and are expected to be plugged and abandoned within the next 12 months.

Note 8 - Impairment of Crude Oil and Natural Gas Properties

During the six months ended June 30, 2015, this Partnership recognized an impairment charge of approximately $3.3 million to write-down its Wattenberg Field proved oil and natural gas properties. The impairment charge represented the amount by which the carrying value of the Wattenberg Field crude oil and natural gas properties exceeded the estimated fair value, and was therefore not recoverable. The estimated fair value was determined based on estimated future discounted net cash flows, a Level 3 input, using estimated production and prices at which the Managing General Partner reasonably expects this Partnership's crude oil and natural gas will be sold.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Partnership Overview

Rockies Region 2006 Limited Partnership engages in the development, production and sale of crude oil, natural gas and NGLs. This Partnership began crude oil and natural gas operations in September 2006 and currently operates 63 gross (62.9 net) wells located in the Wattenberg Field of Colorado. The Managing General Partner markets this Partnership's crude oil, natural gas and NGLs production to midstream marketers. Crude oil, natural gas and NGLs are sold primarily under market-sensitive contracts in which the price varies as a result of market forces. PDC does not charge a separate fee for the marketing of the crude oil, natural gas and NGLs because these services are covered by the monthly well operating charge. Seasonal factors, such as effects of weather on prices received, costs incurred and availability of PDC or third-party owned pipeline capacity, and other factors such as high pressures in the gathering system whether caused by heat or third-party facilities issues, may impact this Partnership's results.
Partnership Operating Results Overview

Crude oil, natural gas and NGLs sales decreased 56%, or $443,000, for the six months ended June 30, 2015 compared to the same period of 2014, attributable to the decrease in the average sales price per barrel of crude oil equivalent ("Boe") of 48% and the decline in sales volume of 16% period-over-period. The average sales price per Boe was $29.56 for the six months ended June 30, 2015 compared to $56.72 for the same period a year ago.

As a result of the decreased sales revenues, this Partnership experienced a significant decrease in cash flows from operations. For the six months ended June 30, 2015, this Partnership had a cash flow deficit of $48,000, as compared to net cash from operations of $513,000 for the comparable period of 2014. Accordingly, cash distributions decreased 87% to $47,000 during the six months ended June 30, 2015 compared to $363,000 during the six months ended June 30, 2014. During the three months ended June 30, 2015, this Partnership made no quarterly cash distributions to the Managing General Partner or Investor Partners due to a quarterly cash flow deficit from this Partnership's operations. We expect this Partnership to continue to have cash flow deficits from operations for some time.

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

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

Summary Operating Results

The following table presents selected information regarding this Partnership’s results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Number of gross productive wells (end of period)	63	63	—	63	63	—

Production(1)
Crude oil (Bbl)	3,522	3,396	4%	6,333	6,840	(7)%
Natural gas (Mcf)	8,140	10,715	(24)%	17,113	24,081	(29)%
NGLs (Bbl)	1,311	1,440	(9)%	2,380	2,986	(20)%
Crude oil equivalent (Boe)(2)	6,190	6,622	(7)%	11,566	13,840	(16)%
Average Boe per day	68	73	(7)%	64	76	(16)%

Crude oil, natural gas and NGLs sales
Crude oil	$169,191	$309,342	(45)%	$276,196	$613,946	(55)%
Natural gas	17,331	41,350	(58)%	39,599	98,386	(60)%
NGLs	12,260	32,826	(63)%	26,046	72,737	(64)%
Total crude oil, natural gas and NGLs sales	$198,782	$383,518	(48)%	$341,841	$785,069	(56)%

Average selling price
Crude oil (per Bbl)	$48.04	$91.09	(47)%	$43.61	$89.76	(51)%
Natural gas (per Mcf)	2.13	3.86	(45)%	2.31	4.09	(44)%
NGLs (per Bbl)	9.35	22.80	(59)%	10.94	24.36	(55)%
Crude oil equivalent (per Boe)	32.11	57.92	(45)%	29.56	56.72	(48)%

Average cost per Boe
Crude oil, natural gas and NGLs production cost(3)	$23.61	$25.74	(8)%	$24.86	$27.77	(10)%
Depreciation, depletion and amortization	4.86	15.42	(68)%	12.07	15.39	(22)%

Operating costs and expenses
Direct costs - general and administrative	$39,758	$26,461	50%	$61,398	$62,473	(2)%
Depreciation, depletion and amortization	30,059	102,116	(71)%	139,574	212,984	(34)%
Impairment of crude oil and natural gas properties	—	—	*	3,266,759	—	*

Cash distributions	$—	$150,078	(100)%	$47,167	$362,751	(87)%

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

Crude Oil, Natural Gas and NGLs Sales

Crude Oil, Natural Gas and NGLs Pricing. This Partnership's results of operations depend upon many factors, particularly the price of crude oil, natural gas and NGLs and the Managing General Partner's ability to market this Partnership's production effectively. Crude oil, natural gas and NGLs prices are among the most volatile of all commodity prices. The price of crude oil increased during the first half of 2015 from the lows of December 2014, but prices remained far lower than they were in the first half of 2014. Natural gas prices remain at the low levels seen since late 2014 and are at significantly lower levels than the first half of 2014. NGL prices declined significantly during the first half of 2015 and also remain at low levels relative to those experienced in the first half of 2014. These declines in price have had a material impact on this Partnership's financial results and resulted in a cash flow deficit from operations for the six months ended June 30, 2015.

Crude oil pricing is predominately driven by the physical market, supply and demand, financial markets and national and international politics. Crude oil is sold under various purchase contracts with monthly pricing provisions based on NYMEX pricing, adjusted for differentials. The Managing General Partner is currently pursuing various alternatives with respect to oil transportation, particularly in the Wattenberg Field, with a view toward improving pricing. Natural gas prices vary by region and locality, depending upon the distance to markets, availability of pipeline capacity and supply and demand relationships in that region or locality. The price this Partnership receives for its natural gas is based on CIG and local utility prices, adjusted for certain deductions. This Partnership's price for NGLs is based on a combination of prices from the Conway hub in Kansas and Mt. Belvieu in Texas where this production is marketed. Due to an oversupply and growing inventories of nearly all domestic NGLs products, this Partnership's realized sales price for NGLs has declined significantly and the Managing General Partner expects this trend to continue.

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

As expected, this Partnership experienced higher than normal gathering system pressures in the Wattenberg Field by its primary third-party midstream provider through the second quarter of 2015. The Lucerne II processing plant commissioned by this Partnership's third-party midstream provider began initial operations in June 2015, resulting in immediate reductions in system line pressures. The Managing General Partner anticipates further line pressure reductions in the second half of 2015. Further, the Managing General Partner expects sustained relief of gathering system pressure through 2016, depending upon the impact of reduced drilling activity in the field going forward. Like most producers, this Partnership relies on third-party midstream service providers to construct compression, gathering and processing facilities to keep pace with production growth in the basin. As a result, the timing and availability of additional facilities going forward is beyond this Partnership's and the Managing General Partner's control. Although additional production may result from decreases in the gathering system pressure, the Managing General Partner does not expect this would have a significant enough effect to dramatically improve this Partnership's cash flows in the absence of considerable improvement of commodity prices.

Of the 63 wells in this partnership, eight wells did not produce hydrocarbons or produced less than five Boe during all periods presented. Of the 55 remaining wells, 29 wells had a decrease in production totaling approximately 6.6 MBoe, or 58%, during the six months ended June 30, 2015 compared to the same prior year period and 26 wells had an increase in production totaling approximately 4.5 MBoe, or 39%, during the six months ended June 30, 2015 compared to the same prior year period. The Managing General Partner is performing a study to identify wells that have the potential to increase production by incurring minimal expense, wells that would require significant capital expenditure and wells that are uneconomical. The study will not be

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

completed until system line pressures in the field stabilize. The analysis is currently in-process and is expected to be completed in 2015. The Managing General Partner expects that upon completion of the study, a portion of this Partnership's wells may be plugged and abandoned. As a result, as of June 30, 2015, this Partnership has classified a portion of the asset retirement obligation as a current liability.

Six months ended June 30, 2015 as compared to six months ended June 30, 2014

Crude oil, natural gas and NGLs sales decreased to $342,000 during the six months ended June 30, 2015 compared to $785,000 during the six months ended June 30, 2014, primarily due to a 48% decrease in the average sales price per Boe, and to a lesser extent, a 16% decrease in production. The average sales price per Boe was $29.56 for the six months ended June 30, 2015 compared to $56.72 for the same period a year ago. For the six months ended June 30, 2015 compared to the same period of 2014, crude oil, natural gas and NGLs production, on an energy equivalency-basis, decreased 16%, mainly due to high line pressures, liquid loading and compression problems hindering production in 12 wells and due to normal production declines for this stage in the wells’ production life cycle.

Crude oil sales decreased by $338,000, or 55%, during the six months ended June 30, 2015 when compared to the same prior year period, primarily attributable to a decrease in the average selling price of 51% per Bbl and a production volume decrease of 7%. The average selling price per Bbl was $43.61 for the current year six month period compared to $89.76 for the same prior year period. Natural gas sales decreased $59,000, or 60%, during the six months ended June 30, 2015 when compared to the same prior year period, primarily due to a decrease in average selling price of 44% per Mcf and a production volume decrease of 29%. The average selling price per Mcf was $2.31 for the current year six month period compared to $4.09 for the same prior year period. NGLs sales decreased by $47,000, or 64%, during the six months ended June 30, 2015 when compared to the same prior year period, primarily attributable to a decrease in the average selling price of 55% per Bbl and a production volume decrease of 20%. The average selling price per Bbl was $10.94 for the current year six month period compared to $24.36 for the same prior year period. Further deterioration of commodity prices could result in additional impairment charges to this Partnership's crude oil and natural gas properties.

Three months ended June 30, 2015 as compared to three months ended June 30, 2014

Crude oil, natural gas and NGLs sales decreased to $199,000 during the three months ended June 30, 2015 compared to $384,000 during the three months ended June 30, 2014, primarily due to a 45% decrease in the average sales price per Boe, and to a lesser extent, a 7% decrease in production. The average sales price per Boe was $32.11 for the three months ended June 30, 2015 compared to $57.92 for the same period a year ago. For the three months ended June 30, 2015 compared to the same period of 2014, crude oil, natural gas and NGLs production, on an energy equivalency-basis, decreased 7%, mainly due to high line pressures, liquid loading and compression problems hindering production in ten wells and due to normal production declines for this stage in the wells’ production life cycle.

Crude oil sales decreased by $140,000, or 45%, during the three months ended June 30, 2015 when compared to the same prior year period, primarily attributable to a decrease in the average selling price of 47% per Bbl, offset in part by a production volume increase of 4%. The average selling price per Bbl was $48.04 for the current three month period compared to $91.09 for the same prior year period. Natural gas sales decreased $24,000, or 58%, during the three months ended June 30, 2015 when compared to the same prior year period, primarily due to a decrease in average selling price of 45% per Mcf and a production volume decrease of 24%. The average selling price per Mcf was $2.13 for the current three month period compared to $3.86 for the same prior year period. NGLs sales decreased by $21,000, or 63%, during the three months ended June 30, 2015 when compared to the same prior year period, primarily attributable to a decrease in the average selling price of 59% per Bbl and a production volume decrease of 9%. The average selling price per Bbl was $9.35 for the current three month period compared to $22.80 for the same prior year period.

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

Index

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

Six months ended June 30, 2015 as compared to six months ended June 30, 2014

Crude oil, natural gas and NGLs production costs for the six months ended June 30, 2015 decreased $97,000 compared to the same period in 2014, primarily attributable to a decrease in production taxes consistent with sales declines from 2014 and a decrease in contract labor costs, offset in part by an increase in well swabbing costs.

Three months ended June 30, 2015 as compared to three months ended June 30, 2014

Crude oil, natural gas and NGLs production costs for the three months ended June 30, 2015 decreased $24,000 compared to the same period in 2014, primarily attributable to a decrease in production taxes consistent with sales declines from 2014, offset in part by an increase in costs for compressor rentals and costs related to well swabbing and wireline work.

Direct costs - general and administrative

Three months ended June 30, 2015 as compared to three months ended June 30, 2014

Direct costs - general and administrative for the three months ended June 30, 2015 increased $13,000 compared to the same period in 2014, primarily attributable to an increase in professional fees for audit services.

Depreciation, Depletion and Amortization

Six months ended June 30, 2015 as compared to six months ended June 30, 2014

Depreciation, depletion and amortization ("DD&A") expense related to crude oil and natural gas properties is directly related to proved reserves and production volumes. DD&A expense decreased for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to lower production volumes and a decrease in the DD&A expense rate in 2015. The DD&A expense rate per Boe decreased to $12.07 for the first six months of 2015 compared to $15.39 during the same period in 2014 due to the effect of an impairment recorded in the first quarter of 2015 to write-down certain capitalized well costs on this Partnership's Wattenberg Field proved oil and natural gas properties.

Three months ended June 30, 2015 as compared to three months ended June 30, 2014

DD&A expense decreased for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to lower production volumes and a decrease in the DD&A expense rate in 2015. The DD&A expense rate per Boe decreased to $4.86 for the three months ended June 30, 2015 compared to $15.42 during the same period in 2014 due to the effect of an impairment recorded in the first quarter of 2015 to write-down certain capitalized well costs on this Partnership's Wattenberg Field proved oil and natural gas properties.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Impairment of crude oil and natural gas properties

Six months ended June 30, 2015 as compared to six months ended June 30, 2014

During the six months ended June 30, 2015, this Partnership recognized an impairment charge of approximately $3.3 million to write-down its Wattenberg Field proved oil and natural gas properties. The impairment charge represented the amount by which the carrying value of the Wattenberg Field crude oil and natural gas properties exceeded the estimated fair value, and was therefore not recoverable. The estimated fair value was determined based on estimated future discounted net cash flows, a Level 3 input, using estimated production and prices at which the Managing General Partner reasonably expects this Partnership's crude oil and natural gas will be sold. See Note 8, Impairment of Crude Oil and Natural Gas Properties, to this Partnership's financial statements included elsewhere in this report for additional information.

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

Collectively, the negative impact to this Partnership’s liquidity resulting from declining commodity prices and decreased production raises substantial doubt about the Partnership’s ability to continue as a going concern. Negative cash flow from operations during the six months ended June 30, 2015 of $48,000 due to these factors, as well as distributions totaling $47,000 made to partners and capital expenditures of $28,000, reduced its liquidity to $13,000 at June 30, 2015 as compared to $136,000 at December 31, 2014. This Partnership expects further cash flow deficits from operations and anticipates increased cash needs for capital expenditures required to remain in compliance with certain regulatory requirements. Based on current production and commodity price levels, the Managing General Partner does not expect this Partnership to have funds available to make future cash distributions to the Managing General Partner and Investor Partners. This Partnership has depleted the majority of its cash and the Managing General Partner expects it could lack adequate funds to meet its obligations in the future.

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
Working Capital

At June 30, 2015, this Partnership had working capital deficit of $158,000, compared to working capital surplus of $144,000 at December 31, 2014. The decrease of $302,000 between June 30, 2015 and December 31, 2014 was primarily due to the following changes:

•	an increase in current asset retirement obligations of $219,000; and

•	a decrease in cash and cash equivalents of $124,000.

Offset in part by:

•	an increase in accounts receivable of 24,000; and

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

•	an increase in crude oil inventory of $17,000.

The $124,000 decrease in cash and cash equivalents is primarily attributable to cash utilized to fund operating activities, capital expenditures and cash distributions to the partners.

Additional Development Plan activities, as described in this Partnership's 2014 Form 10-K, have been suspended. This Partnership may recommence Additional Development Plan activities if commodity prices significantly increase, the high line pressure situation improves and, with respect to certain wells, mechanical issues are resolved. If the Additional Development Plan recommences, funding will be provided by the withholding of distributable cash flows from the Managing General Partner and Investor Partners. If there are no such cash flows, the Additional Development Plan activities will not recommence. Future working capital balances are expected to fluctuate by increasing during periods of Additional Development Plan funding and decreasing during periods when payments are made for refracturing or recompletion activities.

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

The cash flow deficit from operating activities was $48,000 for the six months ended June 30, 2015 compared to net cash flows from operating activities of $513,000 for the comparable period in 2014. The decrease of $561,000 in cash from operating activities was due primarily to the following:

•	a decrease in crude oil, natural gas and NGLs sales of $443,000; and

•	a decrease in changes in operating assets and liabilities of $216,000.

Offset in part by:

•	a decrease in production costs of $97,000.

Investing Activities

Cash flows from investing activities consist of investments in equipment. From time to time, this Partnership invests in equipment which supports treatment, delivery and measurement of crude oil, natural gas and NGLs or environmental protection. During the six months ended June 30, 2015, investment in equipment was $28,000 compared to $15,000 during the six months ended June 30, 2014.

Financing Activities

This Partnership initiated monthly cash distributions to investors in May 2007 and has distributed $93.8 million through June 30, 2015. The table below presents cash distributions to this Partnership's investors. Distributions to the Managing General Partner represent amounts distributed to the Managing General Partner for its 37% general partner interest in this Partnership and Investor Partner distributions include amounts distributed to Investor Partners for their 63% ownership share in this Partnership, including amounts distributed to the Managing General Partner for limited partnership units repurchased. During the three months ended June 30, 2015, this Partnership made no quarterly cash distributions to the Managing General Partner or Investor Partners

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

due to a quarterly cash flow deficit from this Partnership's operations. Given the depressed commodity prices and decrease in production, we expect this Partnership to continue to have cash flow deficits from operations for some time.

Distributions

Three Months Ended June 30,	Managing General Partner	Investor Partners	Total
2015	$—	$—	$—
2014	55,529	94,549	150,078

Six Months Ended June 30,	Managing General Partner	Investor Partners	Total
2015	$17,452	$29,715	$47,167
2014	134,218	228,533	362,751

Six months ended June 30, 2015 as compared to six months ended June 30, 2014

The decrease in distributions for the six months ended June 30, 2015 as compared to the same period in 2014 is primarily due to a decrease in cash flows from operations during 2015 resulting from the decrease in the average sales price per Boe and lower production.

Three months ended June 30, 2015 as compared to three months ended June 30, 2014

During the three months ended June 30, 2015, this Partnership made no quarterly cash distributions to the Managing General Partner and Investor Partners as declining commodity prices and decreased production resulted in quarterly cash flow deficits from this Partnership's operations.

Off-Balance Sheet Arrangements

As of June 30, 2015, this Partnership had no off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on this Partnership's financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

(a)    Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, PDC, as Managing General Partner on behalf of this Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of this Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on the results of this evaluation, the Managing General Partner's Chief Executive Officer and Chief Financial Officer concluded that this Partnership's disclosure controls and procedures were effective as of June 30, 2015.

(b)    Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2015, PDC, the Managing General Partner, made no changes in this Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect this Partnership's internal control over financial reporting.

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

The following table presents information about the Managing General Partner's limited partner unit repurchases during the three months ended June 30, 2015:

Period	Total Number of Units Repurchased	Average Price Paid Per Unit
April 1-30, 2015	2.00	$138
May 1-31, 2015	18.50	136
June 1-30, 2015	0.88	136
Total	21.38	$136

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
August 14, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Barton R. Brookman	President and Chief Executive Officer	August 14, 2015
Barton R. Brookman	PDC Energy, Inc. Managing General Partner of the Registrant
(principal executive officer)

/s/ Gysle R. Shellum	Chief Financial Officer	August 14, 2015
Gysle R. Shellum	PDC Energy, Inc. Managing General Partner of the Registrant
(principal financial officer)

/s/ R. Scott Meyers	Chief Accounting Officer	August 14, 2015
R. Scott Meyers	PDC Energy, Inc. Managing General Partner of the Registrant
(principal accounting officer)