Form 10-Q
period 2015-09-30
Rockies Region 2006 Limited Partnership
filed 2015-11-13
CIK 1376912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2015
or

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

As of September 30, 2015, this Partnership had 4,497.03 units of limited partnership interest and no units of additional general partnership interest outstanding.

Rockies Region 2006 Limited Partnership

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act") regarding this Partnership's business, financial condition and results of operations. PDC Energy, Inc. (“PDC”) is the Managing General Partner of this Partnership. All statements other than statements of historical facts included in and incorporated by reference into this report are “forward-looking statements” within the meaning of the safe harbor provisions of the United States ("U.S.") Private Securities Litigation Reform Act of 1995. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements herein. These statements relate to, among other things: future cash flows, liquidity and financial condition, and the ability of this Partnership to continue as a going concern; estimated crude oil, natural gas and natural gas liquids ("NGLs") reserves; anticipated capital expenditures and projects; the impact of high line pressures and the timing, availability, cost and effect of additional midstream facilities and services going forward; and the Managing General Partner's future strategies, plans and objectives.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Rockies Region 2006 Limited Partnership
Condensed Balance Sheets
(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$12,410	$136,226
Accounts receivable	101,269	59,470
Crude oil inventory	42,329	53,793
Total current assets	156,008	249,489
Crude oil and natural gas properties, successful efforts method, at cost	4,069,358	13,373,707
Less: Accumulated depreciation, depletion and amortization	(1,983,936)	(7,893,923)
Crude oil and natural gas properties, net	2,085,422	5,479,784
Total Assets	$2,241,430	$5,729,273

Liabilities and Partners' Equity
Current liabilities:
Accounts payable and accrued expenses	$6,041	$6,278
Due to Managing General Partner-other, net	105,419	98,886
Current portion of asset retirement obligations	223,399	—
Total current liabilities	334,859	105,164
Asset retirement obligations	1,544,711	1,673,982
Total Liabilities	1,879,570	1,779,146

Commitments and contingent liabilities

Partners' equity:
Managing General Partner	(4,802,125)	(3,474,466)
Limited Partners - 4,497.03 units issued and outstanding	5,163,985	7,424,593
Total Partners' Equity	361,860	3,950,127
Total Liabilities and Partners' Equity	$2,241,430	$5,729,273

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2006 Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Crude oil, natural gas and NGLs sales	$236,133	$376,326	$577,974	$1,161,395

Operating costs and expenses:
Crude oil, natural gas and NGLs production costs	191,890	210,968	479,440	595,344
Direct costs - general and administrative	31,477	28,021	92,875	90,494
Depreciation, depletion and amortization	46,298	106,039	185,872	319,023
Impairment of crude oil and natural gas properties	—	—	3,266,759	—
Accretion of asset retirement obligations	31,984	17,508	94,128	51,610
Total operating costs and expenses	301,649	362,536	4,119,074	1,056,471

Net income (loss)	$(65,516)	$13,790	$(3,541,100)	$104,924

Net income (loss) allocated to partners	$(65,516)	$13,790	$(3,541,100)	$104,924
Less: Managing General Partner interest in net income (loss)	(24,241)	5,102	(1,310,207)	38,822
Net income (loss) allocated to Investor Partners	$(41,275)	$8,688	$(2,230,893)	$66,102

Net income (loss) per Investor Partner unit	$(9)	$2	$(496)	$15

Investor Partner units outstanding	4,497.03	4,497.03	4,497.03	4,497.03

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2006 Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(3,541,100)	$104,924
Adjustments to net income (loss) to reconcile to net cash from operating activities:
Depreciation, depletion and amortization	185,872	319,023
Impairment of crude oil and natural gas properties	3,266,759	—
Accretion of asset retirement obligations	94,128	51,610
Changes in assets and liabilities:
Accounts receivable	(41,799)	32,777
Crude oil inventory	11,464	(5,286)
Other assets	—	135,855
Accounts payable and accrued expenses	(237)	(255)
Due to Managing General Partner-other, net	6,533	181,741
Net cash from operating activities	(18,380)	820,389

Cash flows from investing activities:
Capital expenditures for crude oil and natural gas properties	(58,269)	(242,928)
Net cash from investing activities	(58,269)	(242,928)

Cash flows from financing activities:
Distributions to Partners	(47,167)	(499,922)
Net cash from financing activities	(47,167)	(499,922)

Net change in cash and cash equivalents	(123,816)	77,539
Cash and cash equivalents, beginning of period	136,226	352,687
Cash and cash equivalents, end of period	$12,410	$430,226

See accompanying notes to unaudited condensed financial statements.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2015
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

As of September 30, 2015, there were 1,974 Investor Partners in this Partnership. PDC is the designated Managing General Partner of this Partnership and owns a 37% Managing General Partner ownership in this Partnership. According to the terms of the Agreement, revenues, costs and cash distributions of this Partnership are allocated 63% to the Investor Partners, which are shared pro rata based upon the number of units in this Partnership, and 37% to the Managing General Partner. The Managing General Partner may repurchase Investor Partner units under certain circumstances provided by the Agreement, upon request of an individual Investor Partner. Through September 30, 2015, the Managing General Partner had repurchased 162 units of Partnership interest from the Investor Partners at an average price of $2,380 per unit. As of September 30, 2015, the Managing General Partner owned 39.3% of this Partnership, including the repurchased interest.

In the Managing General Partner's opinion, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of this Partnership's results for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in the audited financial statements have been condensed or omitted. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with this Partnership's audited financial statements and notes thereto included in this Partnership's 2014 Form 10-K. This Partnership's accounting policies are described in the Notes to Financial Statements in this Partnership's 2014 Form 10-K and updated, as necessary, in this Quarterly Report on Form 10-Q. The results of operations and cash flows for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year or any future period.

Note 2 - Going Concern

This Partnership has historically funded its operations with cash flows from operations. This Partnership’s most significant cash outlays relate to its operating expenses, capital program and distributions to partners. The market price for crude oil, natural gas and NGLs decreased significantly during the fourth quarter of 2014, with continued weakness in the nine months ended September 30, 2015. As a result of these decreases, crude oil, natural gas and NGLs sales decreased $0.6 million, or 50%, to $0.6 million for the nine months ended September 30, 2015 compared to $1.2 million for the nine months ended September 30, 2014. Decreases in the market price for this Partnership’s production directly reduce its cash flows from operations and create operating deficits.

Although this Partnership experienced an increase in production during the three months ended September 30, 2015 due to reduced line pressures as a result of the Lucerne II processing plant, the negative impact to its liquidity resulting from declining commodity prices raises substantial doubt about the Partnership’s ability to continue as a going concern. While this Partnership generated modest positive cash flows from operations during the three months ended September 30, 2015, due to the significant decrease in liquidity experienced in the first half of 2015 and anticipated future capital expenditures required to remain in compliance with certain regulatory requirements and to satisfy asset retirement obligations, we believe that cash flows from operations will be insufficient to meet this Partnership’s obligations. One of this Partnership's most significant obligations is to the Managing General Partner, which is currently due, for reimbursement of costs paid on behalf of this Partnership by the Managing General Partner. Such amounts are generally paid to third parties for general and administrative expenses and equipment and operating costs, as well as monthly operating fees payable to the Managing General Partner. During the three months ended September 30, 2015, this Partnership made no quarterly cash distributions to the Managing General Partner or Investor Partners.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

The ability of this Partnership to continue as a going concern is dependent upon its ability to attain a satisfactory level of cash flows from operations. Greater cash flow would most likely occur from improved commodity pricing and, to a lesser extent, a sustained increase in production. However, historically, as a result of the normal production decline in a wells’ production life cycle, this Partnership has not experienced a sustained increase in production without capital expenditures.

The Managing General Partner is considering various options to mitigate risks that raise substantial doubt about this Partnership’s ability to continue as a going concern, including, but not limited to, deferral of obligations, continued suspension of distributions to partners, partial or complete sale of assets and the shutting-in of wells. However, there can be no assurance that this Partnership will be able to mitigate such conditions. Failure to do so could result in a partial asset sale or some form of bankruptcy, liquidation or dissolution of this Partnership.

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

Note 3 - Summary of Significant Accounting Policies

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board issued their converged standard on revenue recognition that provides a single, comprehensive model that entities will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard outlines a five-step approach to apply the underlying principle: (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to separate performance obligations and (5) recognize revenue when (or as) each performance obligation is satisfied. In August 2015, the FASB deferred the effective date of the revenue standard to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The revenue standard can be adopted under the full retrospective method or simplified transition method. Entities are permitted to adopt the revenue standard early, beginning with annual reporting periods after December 15, 2016. The Managing General Partner of this Partnership is currently evaluating the impact these changes may have on this Partnership's financial statements.

In August 2014, the FASB issued a new standard related to the disclosure of uncertainties about an entity's ability to continue as a going concern. The new standard will explicitly require management to assess an entity's ability to continue as a going concern every reporting period and to provide related footnote disclosures in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016, with early adoption permitted. The Managing General Partner of this Partnership is currently evaluating the impact these changes may have on this Partnership's financial statements.

In July 2015, the FASB issued an accounting update requiring all entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Adoption of this guidance is not expected to have a significant impact on this Partnership's financial statements.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

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

The following table presents transactions with the Managing General Partner reflected in the condensed balance sheets line item “Due to Managing General Partner-other, net,” which remain undistributed or unsettled with this Partnership's investors as of the dates indicated:

	September 30, 2015	December 31, 2014
Crude oil, natural gas and NGLs sales revenues collected from this Partnership's third-party customers	$56,231	$141,762
Other (1)	(161,650)	(240,648)
Due to Managing General Partner-other, net	$(105,419)	$(98,886)

(1)
All other unsettled transactions between this Partnership and the Managing General Partner. The majority of these are capital expenditures, operating costs and general and administrative costs that have not been deducted from distributions.

The following table presents Partnership transactions with the Managing General Partner for the three and nine months ended September 30, 2015 and 2014. “Well operations and maintenance” is included in the “Crude oil, natural gas and NGLs production costs” line item on the condensed statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Well operations and maintenance	$191,065	$194,887	$477,233	$534,946
Direct costs - general and administrative	31,477	28,021	92,875	90,494
Cash distributions (1)	—	52,699	18,219	191,565

(1)
During the three months ended September 30, 2015, this Partnership made no quarterly cash distributions to the Managing General Partner or Investor Partners as declining commodity prices resulted in insignificant cash flows from operations during the quarter. Cash distributions include $767 during the nine months ended September 30, 2015 and $1,945 and $6,593 during the three and nine months ended September 30, 2014, respectively, related to cash distributions for Investor Partner units repurchased by PDC.

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
September 30, 2015
(unaudited)

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

The Managing General Partner utilizes fair value, on a non-recurring basis, to perform impairment testing on this Partnership's crude oil and natural gas properties by comparing net capitalized costs, or carrying value, to estimated undiscounted future net cash flows. If net capitalized costs exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value and is measured by the amount by which the net capitalized costs exceed their fair value. See Note 8, Impairment of Crude Oil and Natural Gas Properties, for information regarding an impairment charge recognized during the nine months ended September 30, 2015.

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

During the nine months ended September 30, 2015 and 2014, as a result of the Managing General Partner's periodic review, no new environmental remediation projects were identified and this Partnership's expense for environmental remediation efforts was not significant. This Partnership had no liabilities for environmental remediation efforts as of September 30, 2015 or December 31, 2014.

The Managing General Partner is not currently aware of any environmental claims existing as of September 30, 2015 which have not been provided for or would otherwise be expected to have a material impact on this Partnership's condensed financial statements. However, there can be no assurance that current regulatory requirements will not change or that unknown past non-compliance with environmental laws will not be discovered on this Partnership's properties.

In August 2015, the Managing General Partner received a Clean Air Act Section 114 Information Request (the "Information Request") from the United States Environmental Protection Agency ("EPA"). The Information Request seeks, among other things, information related to the design, operation, and maintenance of certain production facilities in the DJ Basin of Colorado. The Information Request focuses primarily on 46 production facilities, of which one production facility relates to this Partnership, and asks that the Managing General Partner conduct certain sampling and analyses at the identified 46 facilities. The Managing General Partner is currently scheduled to respond to the Information Request in January 2016. The Managing General Partner cannot predict the outcome of this matter at this time.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

Note 7 - Asset Retirement Obligations

The following table presents the changes in the carrying amount of the asset retirement obligations associated with this Partnership's working interest in crude oil and natural gas properties:

Amount

Balance at December 31, 2014	$1,673,982
Accretion expense	94,128
Balance at September 30, 2015	1,768,110
Less current portion	(223,399)
Long-term portion	$1,544,711

The current portion of the asset retirement obligations relates to wells that are producing minimal or no hydrocarbons and are expected to be plugged and abandoned within the next 12 months.

Note 8 - Impairment of Crude Oil and Natural Gas Properties

During the nine months ended September 30, 2015 , this Partnership recognized an impairment charge of approximately $3.3 million to write-down its proved crude oil and natural gas properties. The impairment charge represented the amount by which the carrying value of the crude oil and natural gas properties exceeded the estimated fair value, and was therefore not recoverable. The estimated fair value of approximately $1.0 million, excluding estimated salvage value of $1.1 million, was determined based on estimated future discounted net cash flows, a Level 3 input, using estimated production and prices at which the Managing General Partner reasonably expects this Partnership's crude oil and natural gas will be sold.

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
Partnership Operating Results Overview

Crude oil, natural gas and NGLs sales decreased 50%, or $583,000, for the nine months ended September 30, 2015 compared to the same period of 2014, attributable to the decrease in the average sales price per barrel of crude oil equivalent ("Boe") of 51%. The average sales price per Boe was $27.76 for the nine months ended September 30, 2015 compared to $57.13 for the same period a year ago.

As a result of the decreased sales revenues, this Partnership experienced a significant decrease in cash flows from operations. For the nine months ended September 30, 2015, this Partnership had a cash flow deficit from operating activities of $18,000, as compared to net cash from operations of $820,000 for the comparable period of 2014. Accordingly, cash distributions decreased 91% to $47,000 during the nine months ended September 30, 2015 compared to $500,000 during the nine months ended September 30, 2014. During the three months ended September 30, 2015, this Partnership made no quarterly cash distributions to the Managing General Partner or Investor Partners as cash flows from this Partnership's operations during the quarter were insignificant and this Partnership currently has outstanding payables to the Managing General Partner. Although this Partnership's production increased 43% during the three months ended September 30, 2015 when compared to the same prior year period, the crude oil, natural gas and NGLs sales were still lower by 37% as a result of the decline in commodity prices. Therefore, we expect this Partnership to continue to have cash flow deficits from operations for some time.

During the nine months ended September 30, 2015, this Partnership recognized an impairment charge of approximately $3.3 million to write-down its proved crude oil and natural gas properties. Further deterioration of commodity prices could result in additional impairment charges to this Partnership's crude oil and natural gas properties. See Note 8, Impairment of Crude Oil and Natural Gas Properties, to this Partnership's financial statements included elsewhere in this report for additional information.

The significant decreases in crude oil, natural gas and NGLs sales and cash flows from operations, as well as anticipated future capital expenditures and asset retirement obligations, raise substantial doubt about this Partnership’s ability to continue as a going concern. See Note 2, Going Concern, to this Partnership's financial statements and Financial Condition, Liquidity and Capital Resources for additional information.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

Summary Operating Results

The following table presents selected information regarding this Partnership’s results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Number of gross productive wells (end of period)	63	63	—	63	63	—

Production(1)
Crude oil (Bbl)	5,072	3,752	35%	11,405	10,592	8%
Natural gas (Mcf)	13,778	9,502	45%	30,891	33,583	(8)%
NGLs (Bbl)	1,883	1,154	63%	4,263	4,140	3%
Crude oil equivalent (Boe)(2)	9,251	6,490	43%	20,817	20,330	2%
Average Boe per day	101	71	43%	76	74	2%

Crude oil, natural gas and NGLs sales
Crude oil	$188,808	$316,598	(40)%	$465,004	$930,544	(50)%
Natural gas	30,199	33,345	(9)%	69,798	131,731	(47)%
NGLs	17,126	26,383	(35)%	43,172	99,120	(56)%
Total crude oil, natural gas and NGLs sales	$236,133	$376,326	(37)%	$577,974	$1,161,395	(50)%

Average selling price
Crude oil (per Bbl)	$37.23	$84.38	(56)%	$40.77	$87.85	(54)%
Natural gas (per Mcf)	2.19	3.51	(38)%	2.26	3.92	(42)%
NGLs (per Bbl)	9.10	22.86	(60)%	10.13	23.94	(58)%
Crude oil equivalent (per Boe)	25.53	57.99	(56)%	27.76	57.13	(51)%

Average cost per Boe
Crude oil, natural gas and NGLs production cost(3)	$20.74	$32.51	(36)%	$23.03	$29.28	(21)%
Depreciation, depletion and amortization	5.00	16.34	(69)%	8.93	15.69	(43)%

Operating costs and expenses
Direct costs - general and administrative	$31,477	$28,021	12%	$92,875	$90,494	3%
Depreciation, depletion and amortization	46,298	106,039	(56)%	185,872	319,023	(42)%
Impairment of crude oil and natural gas properties	—	—	*	3,266,759	—	*

Cash distributions	$—	$137,172	(100)%	$47,167	$499,922	(91)%

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

Crude Oil, Natural Gas and NGLs Sales

Crude Oil, Natural Gas and NGLs Pricing. This Partnership's results of operations depend upon many factors, particularly the price of crude oil, natural gas and NGLs and the Managing General Partner's ability to market this Partnership's production effectively. Crude oil, natural gas and NGLs prices are among the most volatile of all commodity prices. The price of crude oil decreased during the third quarter of 2015 compared to the first half of 2015 amid continuing concerns regarding high U.S. inventories and slowing global demand for crude oil. Natural gas prices during the third quarter of 2015 remained at the low levels seen throughout 2015, and were at significantly lower levels than the comparable periods of 2014. NGL prices declined significantly during the first nine months of 2015 and, while they have stabilized with the prospect of cooler weather, also remain at low levels relative to those experienced in the comparable periods of 2014. These declines in prices have had a material impact on this Partnership's financial results and resulted in a cash flow deficit from operations for the nine months ended September 30, 2015.

Crude oil pricing is predominately driven by the physical market, supply and demand, financial markets and national and international politics. Crude oil is sold under various purchase contracts with monthly pricing provisions based on NYMEX pricing, adjusted for differentials. The Managing General Partner is currently pursuing various alternatives with respect to oil transportation with a view toward improving pricing. Natural gas prices vary by region and locality, depending upon the distance to markets, availability of pipeline capacity and supply and demand relationships in that region or locality. The price this Partnership receives for its natural gas is based on Colorado Interstate Gas and local utility prices, adjusted for certain deductions. This Partnership's price for NGLs is based on a combination of prices from the Conway hub in Kansas and Mt. Belvieu in Texas where this production is marketed. Due to an oversupply and growing inventories of nearly all domestic NGLs products, this Partnership's realized sales price for NGLs declined significantly during the first three quarters of 2015 and, while these prices have stabilized, the Managing General Partner expects pricing to remain at depressed levels into 2016 and perhaps beyond.

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

This Partnership continued to experience high line pressures on the midstream system in the Wattenberg Field in the first half of the year, but the Lucerne II processing plant and additional new compressor stations on the gathering system began initial operations in June 2015, resulting in immediate reductions in line pressures. This Partnership experienced further line pressure reductions in the third quarter of 2015. Further, the Managing General Partner expects sustained relief of gathering system pressure through 2016, depending upon the impact of reduced drilling activity in the field going forward. This Partnership relies on third-party midstream service providers to construct compression, gathering and processing facilities to keep pace with production growth in the basin. As a result, the timing and availability of additional facilities going forward is beyond this Partnership's and the Managing General Partner's control. Although additional production may result from decreases in the gathering system pressure, the Managing General Partner does not expect this would have a significant enough effect to dramatically improve this Partnership's cash flows in the absence of considerable improvement of commodity prices.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Nine months ended September 30, 2015 as compared to nine months ended September 30, 2014

Crude oil, natural gas and NGLs sales decreased to $578,000 during the nine months ended September 30, 2015 compared to $1,161,000 during the nine months ended September 30, 2014, primarily due to a 51% decrease in the average sales price per Boe. The average sales price per Boe was $27.76 for the nine months ended September 30, 2015 compared to $57.13 for the same period a year ago. For the nine months ended September 30, 2015 compared to the same period of 2014, crude oil, natural gas and NGLs production, on an energy equivalency-basis, remained constant.

Crude oil sales decreased by $466,000, or 50%, during the nine months ended September 30, 2015 when compared to the same prior year period, primarily attributable to a decrease in the average selling price of 54% per Bbl, offset in part by a production volume increase of 8%. The average selling price per Bbl was $40.77 for the current year nine month period compared to $87.85 for the same prior year period. Natural gas sales decreased $62,000, or 47%, during the nine months ended September 30, 2015 when compared to the same prior year period, primarily due to a decrease in average selling price of 42% per Mcf and a production volume decrease of 8%. The average selling price per Mcf was $2.26 for the current year nine month period compared to $3.92 for the same prior year period. NGLs sales decreased by $56,000, or 56%, during the nine months ended September 30, 2015 when compared to the same prior year period, primarily attributable to a decrease in the average selling price of 58% per Bbl. The average selling price per Bbl was $10.13 for the current year nine month period compared to $23.94 for the same prior year period. Further deterioration of commodity prices could result in additional impairment charges to this Partnership's crude oil and natural gas properties.

Three months ended September 30, 2015 as compared to three months ended September 30, 2014

Crude oil, natural gas and NGLs sales decreased to $236,000 during the three months ended September 30, 2015 compared to $376,000 during the three months ended September 30, 2014, primarily due to a 56% decrease in the average sales price per Boe, offset in part by a 43% increase in production. The average sales price per Boe was $25.53 for the three months ended September 30, 2015 compared to $57.99 for the same period a year ago. For the three months ended September 30, 2015 compared to the same period of 2014, crude oil, natural gas and NGLs production, on an energy equivalency-basis, increased 43%, mainly due to a decrease in high line pressures, and to a lesser extent, installation of compressors and a reconfiguration of downhole tools. The resulting increase in production was offset in part by the normal production declines for this stage in the wells’ production life cycles.

Crude oil sales decreased by $128,000, or 40%, during the three months ended September 30, 2015 when compared to the same prior year period, primarily attributable to a decrease in the average selling price of 56% per Bbl, offset in part by a production volume increase of 35%. The average selling price per Bbl was $37.23 for the current three month period compared to $84.38 for the same prior year period. Natural gas sales decreased $3,000, or 9%, during the three months ended September 30, 2015 when compared to the same prior year period, primarily due to a decrease in average selling price of 38% per Mcf, offset in part by a production volume increase of 45%. The average selling price per Mcf was $2.19 for the current three month period compared to $3.51 for the same prior year period. NGLs sales decreased by $9,000, or 35%, during the three months ended September 30, 2015 when compared to the same prior year period, primarily attributable to a decrease in the average selling price of 60% per Bbl, offset in part by a production volume increase of 63%. The average selling price per Bbl was $9.10 for the current three month period compared to $22.86 for the same prior year period. Further deterioration of commodity prices could result in additional impairment charges to this Partnership's crude oil and natural gas properties.

Crude Oil, Natural Gas and NGLs Production Costs

Generally, crude oil, natural gas and NGLs production costs vary with changes in total crude oil, natural gas and NGLs sales and production volumes. Production taxes are estimates by the Managing General Partner based on tax rates determined using published information. These estimates are subject to revision based on actual amounts determined during future filings by the Managing General Partner with taxing authorities. Production taxes vary directly with crude oil, natural gas and NGLs sales. Fixed monthly well operating costs increase on a per unit basis as production decreases. In addition, general oil field services and all other costs vary and can fluctuate based on services required, but are expected to increase as wells age and require more extensive repair and maintenance. These costs include water hauling and disposal, equipment repairs and maintenance, snow removal, environmental compliance and remediation and service rig workovers.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Nine months ended September 30, 2015 as compared to nine months ended September 30, 2014

Crude oil, natural gas and NGLs production costs for the nine months ended September 30, 2015 decreased $116,000 compared to the same period in 2014, primarily attributable to a decrease in production taxes consistent with sales declines from 2014 and a decrease in fixed monthly well operating costs and contract labor costs, offset in part by an increase in well swabbing costs and wireline work.

Three months ended September 30, 2015 as compared to three months ended September 30, 2014

Crude oil, natural gas and NGLs production costs for the three months ended September 30, 2015 decreased $19,000 compared to the same period in 2014, primarily attributable to a decrease in production taxes consistent with sales declines from 2014 and a decrease in fixed monthly well operating costs, offset in part by an increase in lift system repair costs.

Depreciation, Depletion and Amortization

Nine months ended September 30, 2015 as compared to nine months ended September 30, 2014

Depreciation, depletion and amortization ("DD&A") expense related to crude oil and natural gas properties is directly related to proved reserves and production volumes. DD&A expense decreased for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to a decrease in the DD&A expense rate in 2015, partially offset by increased production volumes. The DD&A expense rate per Boe decreased to $8.93 for the first nine months of 2015 compared to $15.69 during the same period in 2014 due to the effect of an impairment recorded in the first quarter of 2015 to write-down certain capitalized well costs on this Partnership's proved crude oil and natural gas properties.

Three months ended September 30, 2015 as compared to three months ended September 30, 2014

DD&A expense decreased for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to a decrease in the DD&A expense rate in 2015, partially offset by increased production volumes. The DD&A expense rate per Boe decreased to $5.00 for the three months ended September 30, 2015 compared to $16.34 during the same period in 2014 due to the effect of an impairment recorded in the first quarter of 2015 to write-down certain capitalized well costs on this Partnership's proved crude oil and natural gas properties.

Impairment of Crude Oil and Natural Gas Properties

Nine months ended September 30, 2015 as compared to nine months ended September 30, 2014

During the nine months ended September 30, 2015, this Partnership recognized an impairment charge of approximately $3.3 million to write-down its proved crude oil and natural gas properties. The impairment charge represented the amount by which the carrying value of the crude oil and natural gas properties exceeded the estimated fair value, and was therefore not recoverable. The estimated fair value of approximately $1.0 million, excluding estimated salvage value of $1.1 million, was determined based on estimated future discounted net cash flows, a Level 3 input, using estimated production and prices at which the Managing General Partner reasonably expects this Partnership's crude oil and natural gas will be sold. See Note 8, Impairment of Crude Oil and Natural Gas Properties, to this Partnership's financial statements included elsewhere in this report for additional information.

Asset Retirement Obligations and Accretion Expense

Of the 63 wells in this partnership, three wells did not produce hydrocarbons or produced less than five Boe during all periods presented. Of the 60 remaining wells, 33 wells had an increase in production totaling approximately 6.4 MBoe, or 31%, during the nine months ended September 30, 2015 compared to the same prior year period and 27 wells had a decrease in production totaling approximately 5.9 MBoe, or 28%, during the nine months ended September 30, 2015 compared to the same prior year period. The Managing General Partner is performing a study to identify wells that have the potential to increase production by incurring minimal expense, wells that would require significant capital expenditure and wells that are uneconomical. The analysis

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

is currently in-process and is expected to be completed in 2015. The Managing General Partner expects that upon completion of the study, a portion of this Partnership's wells may be plugged and abandoned. As a result, as of September 30, 2015, this Partnership has classified a portion of the asset retirement obligation as a current liability.

Nine months ended September 30, 2015 as compared to nine months ended September 30, 2014

Accretion of asset retirement obligations ("ARO") expense for the nine months ended September 30, 2015 increased $43,000 compared to the same period in 2014, primarily attributable to an increase in asset retirement obligations recorded in December 2014 to reflect increased estimated costs for materials and services related to the plugging and abandonment of certain wells, as well as a decrease in the estimated useful life of these wells.

Three months ended September 30, 2015 as compared to three months ended September 30, 2014

Accretion of ARO expense for the three months ended September 30, 2015 increased $14,000 compared to the same period in 2014, primarily attributable to an increase in asset retirement obligations recorded in December 2014 to reflect increased estimated costs for materials and services related to the plugging and abandonment of certain wells, as well as a decrease in the estimated useful life of these wells.

Financial Condition, Liquidity and Capital Resources

Historically, this Partnership's primary source of liquidity has been cash flows from operating activities. Fluctuations in this Partnership's operating cash flows are substantially driven by changes in commodity prices and sales volumes. This source of cash has been primarily used to fund this Partnership's operating costs, direct costs-general and administrative, capital program and distributions to the Investor Partners and the Managing General Partner.

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

The negative impact to this Partnership’s liquidity resulting from declining commodity prices raises substantial doubt about the Partnership’s ability to continue as a going concern. Negative cash flow from operations during the nine months ended September 30, 2015 of $18,000, as well as distributions totaling $47,000 made to partners and capital expenditures of $58,000, reduced its cash and cash equivalents to $12,000 at September 30, 2015 as compared to $136,000 at December 31, 2014. While this Partnership generated modest positive cash flows from operations during the three months ended September 30, 2015, due to the significant decrease in liquidity experienced in the first half of 2015 and anticipated future capital expenditures required to remain in compliance with certain regulatory requirements and to satisfy asset retirement obligations, we believe that cash flows from operations will be insufficient to meet this Partnership’s obligations. Based on current production and commodity price levels, the Managing General Partner does not expect this Partnership to have funds available to make future cash distributions to the Managing General Partner and Investor Partners. Greater cash flow would most likely occur from improved commodity pricing and, to a lesser extent, a sustained increase in production. However, historically, as a result of the normal production decline in wells’ production life cycles, this Partnership has not experienced a sustained increase in production without capital expenditures.

The Managing General Partner is considering various options to mitigate risks that raise substantial doubt about this Partnership’s ability to continue as a going concern, including, but not limited to, deferral of obligations, continued suspension of distributions to partners, partial or complete sale of assets and the shutting-in of wells. However, there can be no assurance that this Partnership will be able to mitigate such conditions. Failure to do so could result in a partial asset sale or some form of bankruptcy, liquidation or dissolution of this Partnership.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Working Capital

At September 30, 2015, this Partnership had a working capital deficit of $179,000, compared to a working capital surplus of $144,000 at December 31, 2014. The decrease of $323,000 between September 30, 2015 and December 31, 2014 was primarily due to the following changes:

•	a decrease in cash and cash equivalents of $124,000;

•	a decrease in crude oil inventory of $11,000; and

•	an increase in current asset retirement obligations of $223,000.

Offset in part by:

•	an increase in accounts receivable of $42,000.

The $124,000 decrease in cash and cash equivalents is primarily attributable to cash utilized to fund operating activities, capital expenditures and cash distributions to partners.

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

The cash flow deficit from operating activities was $18,000 for the nine months ended September 30, 2015 compared to net cash flows from operating activities of $820,000 for the comparable period in 2014. The decrease of $838,000 in cash from operating activities was due primarily to the following:

•	a decrease in crude oil, natural gas and NGLs sales of $583,000; and

•	a decrease in changes in operating assets and liabilities of $369,000.

Offset in part by:

•	a decrease in production costs of $116,000.

Investing Activities

Cash flows from investing activities consist of investments in equipment. From time to time, this Partnership invests in equipment which supports treatment, delivery and measurement of crude oil, natural gas and NGLs or environmental protection. During the nine months ended September 30, 2015, investment in equipment was $58,000 compared to $243,000 during the nine months ended September 30, 2014.

Financing Activities

This Partnership initiated monthly cash distributions to investors in May 2007 and has distributed $93.8 million through September 30, 2015. The table below presents cash distributions to this Partnership's investors. Distributions to the Managing General Partner represent amounts distributed to the Managing General Partner for its 37% general partner interest in this Partnership

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

and Investor Partner distributions include amounts distributed to Investor Partners for their 63% ownership share in this Partnership, including amounts distributed to the Managing General Partner for limited partnership units repurchased. During the three months ended September 30, 2015, this Partnership made no quarterly cash distributions to the Managing General Partner or Investor Partners as cash flows from this Partnership's operations during the quarter were insignificant and this Partnership currently has outstanding payables to the Managing General Partner. Given the depressed commodity prices and decrease in production, we expect this Partnership to continue to have cash flow deficits from operations for some time.

Distributions

Three Months Ended September 30,	Managing General Partner	Investor Partners	Total
2015	$—	$—	$—
2014	50,754	86,418	137,172

Nine Months Ended September 30,	Managing General Partner	Investor Partners	Total
2015	$17,452	$29,715	$47,167
2014	184,971	314,951	499,922

Nine months ended September 30, 2015 as compared to nine months ended September 30, 2014

The decrease in distributions for the nine months ended September 30, 2015 as compared to the same period in 2014 is primarily due to a decrease in cash flows from operations during 2015, primarily resulting from the decrease in the average sales price per Boe.

Three months ended September 30, 2015 as compared to three months ended September 30, 2014

During the three months ended September 30, 2015, this Partnership made no quarterly cash distributions to the Managing General Partner and Investor Partners as cash flows from this Partnership's operations during the quarter were insignificant.

Off-Balance Sheet Arrangements

As of September 30, 2015, this Partnership had no off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on this Partnership's financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

(a)    Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, PDC, as Managing General Partner on behalf of this Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of this Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on the results of this evaluation, the Managing General Partner's Chief Executive Officer and Chief Financial Officer concluded that this Partnership's disclosure controls and procedures were effective as of September 30, 2015.

(b)    Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2015, PDC, the Managing General Partner, made no changes in this Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect this Partnership's internal control over financial reporting.

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

The following table presents information about the Managing General Partner's limited partner unit repurchases during the three months ended September 30, 2015:

Period	Total Number of Units Repurchased	Average Price Paid Per Unit
July 1-31, 2015	24.38	$136
August 1-31, 2015	—	—
September 1-30, 2015	—	—
Total	24.38	$136

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
November 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Barton R. Brookman	President and Chief Executive Officer	November 13, 2015
Barton R. Brookman	PDC Energy, Inc. Managing General Partner of the Registrant
(principal executive officer)

/s/ Gysle R. Shellum	Chief Financial Officer	November 13, 2015
Gysle R. Shellum	PDC Energy, Inc. Managing General Partner of the Registrant
(principal financial officer)

/s/ R. Scott Meyers	Chief Accounting Officer	November 13, 2015
R. Scott Meyers	PDC Energy, Inc. Managing General Partner of the Registrant
(principal accounting officer)