Form 10-K
period 2015-12-31
Rockies Region 2006 Limited Partnership
filed 2016-03-25
CIK 1376912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
As of March 15, 2016, this Partnership had 4,497.03 units of limited partnership interest and no units of additional general partnership interest outstanding.

Rockies Region 2006 Limited Partnership
2015 Annual Report on Form 10-K

PART I

WHERE YOU CAN FIND ADDITIONAL INFORMATION

The Rockies Region 2006 Limited Partnership (this “Partnership” or the “Registrant”) is subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is as a result obligated to file periodic reports, proxy statements and other information with the United States ("U.S.") Securities and Exchange Commission ("SEC"). The SEC maintains a website that contains the annual, quarterly and current reports, proxy and information statements and other information regarding this Partnership, which this Partnership electronically files with the SEC. The address of that site is http://www.sec.gov. The Central Index Key for this Partnership is 0001376912. You can read and copy any materials this Partnership files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding this Partnership's business, financial condition and results of operations. PDC Energy, Inc. (“PDC”) is the Managing General Partner of this Partnership. All statements other than statements of historical facts included in and incorporated by reference into this report are “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements herein. These statements may relate to, among other things: future production (including the components of such production), sales, expenses, cash flows and liquidity; estimated crude oil, natural gas and NGLs reserves; anticipated capital expenditures and projects; availability of additional midstream facilities and services, timing of that availability and related benefits to this Partnership; the impact of high line pressures; and the Managing General Partner's future strategies, plans and objectives.
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
Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•	changes in worldwide production volumes and demand, including economic conditions that might impact demand;

•	volatility of commodity prices for crude oil, natural gas and NGLs and the risk of an extended period of depressed prices;

•
the impact of governmental policies and/or regulations, including changes in environmental and other laws, the interpretation and enforcement related to those laws and regulations, liabilities arising thereunder and the costs to comply with those laws and regulations;

•	declines in the value of this Partnership's crude oil, natural gas and NGLs properties resulting in further impairments;

•	changes in estimates of proved reserves;

•	inaccuracy of reserve estimates and expected production rates;

•	potential for production decline rates from this Partnership's wells being greater than expected;

•	availability of future cash flows for investor distributions or funding of development activities;

•	timing and extent of this Partnership's success in further developing and producing this Partnership's reserves;

•	the Managing General Partner's ability to secure supplies and services at reasonable prices;

•
availability of sufficient pipeline, gathering and other transportation facilities and related infrastructure to process and transport this Partnership's production, and the impact of these facilities and regional capacity on the prices this Partnership receives for its production;

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

ITEM 1. BUSINESS

General Information

This Partnership is a privately subscribed West Virginia Limited Partnership which owns an undivided working interest in wells located in Colorado, from which this Partnership produces and sells crude oil, natural gas and NGLs. This Partnership was organized and began operations in 2006 with cash contributed by limited and additional general partners (collectively, the “Investor Partners”) and the Managing General Partner. The Investor Partners own 63% of this Partnership's capital or equity interests (which are sometimes referred to as units). PDC, a Delaware corporation, is the Managing General Partner and owns the remaining 37% of this Partnership's equity interests. Upon funding, this Partnership entered into a Drilling and Operating Agreement (“D&O Agreement”) with the Managing General Partner which governs the drilling and operational aspects of this Partnership. In accordance with the Limited Partnership Agreement (“Agreement”), general partnership interests were converted to limited partnership units at the completion of this Partnership's drilling activities. This Partnership expended substantially all of the capital raised in the offering for the initial drilling and completion of this Partnership's wells.

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

Subject to the sale or liquidation of this Partnership or its assets, the Managing General Partner expects this Partnership to continue to operate its crude oil and natural gas properties until such time this Partnership's wells are depleted or become uneconomical to produce, at which time that wells may be sold or plugged, reclaimed and abandoned. This Partnership's maximum term of existence extends through December 31, 2056, unless dissolved in certain circumstances stipulated in the Agreement, or by written consent of the Investor Partners owning a majority of outstanding units at that time.

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

In accordance with the D&O Agreement, PDC is the named operator of record of this Partnership's wells and may, in certain circumstances, provide equipment and supplies and perform salt water disposal and other services for this Partnership. Generally, equipment and services are sold to this Partnership at the lower of cost or competitive prices in the area of operations. This Partnership's share of production revenue from a given well is burdened by and subject to royalties and overriding royalties, monthly operating charges, production taxes and other operating costs. It is PDC's practice to deduct operating expenses from the production revenue for the corresponding period. In instances when cash available for distributions is insufficient to make full payment, PDC defers the collection of operating expenses until such time as scheduled expenses may be offset against future Partnership cash available for distributions. In such instances, this Partnership records a liability to PDC. The Managing General Partner considers the cash available for distributions to be this Partnership's net cash flows from operating activities, less any net cash used in capital activities.

Area of Operations

Wattenberg Field, Denver-Julesburg Basin, Colorado. This Partnership operates exclusively in the Wattenberg Field, located north and east of Denver, Colorado. Its 63 wells in this field exhibit production histories typical for other vertical wells located in this field with an initial high production rate and relatively rapid decline, followed by relatively lower rates of decline and production levels throughout the well's remaining life. All of this Partnership's natural gas, NGLs and/or crude oil production is located in the Wattenberg Field, making this Partnership vulnerable to risks associated with operating in a single geographical area. This Partnership’s 63 wells were all drilled in the Codell formation, with 10 also completed in the shallower Niobrara formation. This Partnership's wells in this area are generally 6,500 to 7,500 feet deep. Numerous vertical wells within the Wattenberg Field have been shut-in as a result of high line pressures, issues from hydraulic fracturing of nearby horizontal wells or well bore mechanical testing. Currently, 34 of this Partnership's wells are shut-in. The Lucerne II processing plant and additional new compressor stations on the gathering system began initial operations in June 2015, resulting in immediate reductions in line pressures. This Partnership experienced further line pressure reductions in the fourth quarter of 2015, particularly in December of 2015 when the Partnership's primary service provider, DCP Midstream, LP ("DCP"), completed its Grand Parkway gas gathering project. The Managing General Partner expects sustained relief of gathering system pressure on the primary gatherer's system through 2016, depending upon the impact of reduced drilling activity in the field going forward. If there is sustained relief of the gathering system pressure as anticipated, several currently shut-in wells may come on-line, resulting in improved production. However, falling commodity prices have resulted in reduced investment in midstream facilities by some third parties, increasing the risk that sufficient midstream infrastructure may not be available in future periods for sustained relief of gathering system line pressures. This Partnership recognized an impairment charge of approximately $4.6 million in 2015 to write-down certain capitalized well costs on its proved crude oil and natural gas properties. Further deterioration of commodity prices could result in additional impairment charges to this Partnership's crude oil and natural gas properties.

Title to Properties

This Partnership owns a direct interest in its producing properties. This Partnership believes it holds good and defensible title to its crude oil and natural gas properties, in accordance with standards generally accepted in the industry, through the record title held in this Partnership's name, of each Partnership well's working interest. This Partnership's properties are subject to royalty, overriding royalty and other outstanding interests customary to the industry. The Managing General Partner is not aware of any additional burdens, liens or encumbrances which are likely to materially interfere with the commercial use of this Partnership's properties. Provisions of the Agreement generally relieve the Managing General Partner of liability for errors in judgment with respect to the waiver of title defects.

Drilling and Other Development Activities

Crude Oil and Natural Gas Properties. This Partnership's current properties consist of a working interest in the well bore in each of the 63 wells owned by this Partnership. This Partnership originally drilled 97 wells (95.7 net) (the net number representing the number of gross wells, multiplied by the working interest in the wells owned by this Partnership) during drilling operations that began immediately after funding and concluded in August 2007 when the last well was connected to sales and gathering lines. This Partnership's 91 productive wells included 86 gross (85.2 net) wells located in Colorado and five gross (4.5 net) wells located in North Dakota. This Partnership's 23 Piceance Basin and five North Dakota wells were divested in June 2013 and February 2011, respectively. The 97 wells discussed above are the only wells drilled by this Partnership since all of the funds raised in this Partnership's offering were expended.

Productive wells consist of producing wells and wells capable of producing crude oil, natural gas and NGLs in commercial quantities. The following table presents the number of this Partnership's productive wells by location as of December 31, 2015 and 2014:

	Productive Natural Gas Wells
	2015		2014
Location	Gross	Net	Gross	Net

Wattenberg Field	63.0	62.9	63.0	62.9

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

All of this Partnership's proved reserves are located onshore in the U.S. This Partnership's proved reserve estimates are prepared using the definitions for proved reserves set forth in SEC Regulation S-X, Rule 4-10(a) and other applicable SEC rules. As of December 31, 2015, all of this Partnership's proved reserves have been estimated by Ryder Scott Company, L.P. (“Ryder Scott”), this Partnership's independent petroleum engineering consulting firm.

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

The professional qualifications of the Managing General Partner's internal lead engineer primarily responsible for overseeing the preparation of this Partnership's reserve estimates qualify the engineer as a Reserves Estimator, as defined in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information as promulgated by the Society of Petroleum Engineers. This position is currently being held by an employee of the Managing General Partner who holds a Bachelor of Science degree in Petroleum and Chemical Refining Engineering with a minor in Petroleum Engineering, has over 39 years of experience in reservoir engineering, is a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers and is a registered Professional Engineer in the State of Colorado.

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

The SEC's reserve rules allow the use of techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that has been field tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. The Managing General Partner used a combination of performance methods including decline curve analysis and other computational methods, offset analogies, and seismic data and interpretation to calculate this Partnership's 2015 reserve estimates.

Reserve estimates involve judgments and cannot be measured exactly. The estimates must be reviewed periodically and adjusted to reflect additional information gained from reservoir performance, new geological and geophysical data and economic changes. See Item 8, Financial Statements and Supplemental Data - Net Proved Reserves, for additional information regarding this Partnership's reserves. As of December 31, 2015 and 2014, there were no proved undeveloped reserves for this Partnership.

The following table provides information regarding this Partnership's estimated proved reserves:

	As of December 31,
	2015	2014
Proved Reserves
Natural Gas (MMcf)	133	1,192
Crude Oil and Condensate (MBbl)	40	158
NGLs (MBbl)	19	140
Total proved reserves (MBoe)	82	497

The decrease in proved reserves as of December 31, 2015 compared to December 31, 2014, was mainly due to downward revisions as a result of the significant decrease in SEC commodity prices utilized in the December 31, 2015 reserve report and the removal of vertical re-fracs and re-completions from the proved developed reserves due to the current depressed commodity price environment.

Production, Sales, Prices and Lifting Costs

The following table presents information regarding this Partnership's production volumes, crude oil, natural gas and NGLs sales, average selling price received and average production cost:

	Year Ended December 31,
	2015	2014
Production (1)

Crude Oil (Bbl)	15,977	14,245
Natural gas (Mcf)	44,415	41,767
NGLs (Bbl)	6,125	5,165
Crude oil equivalent (Boe)	29,505	26,372

Crude Oil, Natural Gas and NGLs Sales

Crude oil	$621,792	$1,169,116
Natural gas	96,397	160,000
NGLs	61,320	116,860
Total crude oil, natural gas and NGLs sales	$779,509	$1,445,976

Average Selling Price

Crude Oil (per Bbl)	$38.92	$82.07
Natural gas (per Mcf)	2.17	3.83
NGLs (per Bbl)	10.01	22.63
Crude oil equivalent (per Boe)	26.42	54.83

Average Production (Lifting) Cost (per Boe) (2)	$21.15	$27.70

(1)
Production is net and determined by multiplying the gross production volume of properties in which this Partnership has an interest by the average percentage of the leasehold or other property interest this Partnership owns.

(2)	Average production costs per Boe presented exclude the effects of ad valorem and severance taxes.

For more information concerning this Partnership's production volumes and costs, which include severance and ad valorem taxes as reflected in this Partnership's statements of operations, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this report.

Crude Oil, Natural Gas and NGLs Sales

In accordance with the D&O Agreement, PDC markets the crude oil, natural gas and NGLs produced from this Partnership's wells. PDC does not charge an additional fee for the marketing of the crude oil, natural gas and NGLs because these services are covered by the monthly well operating charge. This monthly charge is more fully described in Item 1, Business - Reliance on the Managing General Partner - Provisions of the D&O Agreement. This Partnership's most significant customers are currently Suncor Energy Marketing, Inc., Concord Energy, LLC and DCP . Sales to these parties represented 58%, 22% and 20%, respectively, of this Partnership's 2015 revenues.

•
Crude oil. This Partnership does not refine any of its crude oil production. Crude oil is sold under various purchase contracts with monthly and longer term pricing provisions based on NYMEX pricing, adjusted for differentials. The Managing General Partner is currently pursuing various alternatives with respect to oil transportation with a view toward improving pricing. This Partnership currently has no long-term firm transportation agreements related to its crude oil production.

•
Natural gas. This Partnership primarily sells its natural gas to midstream service providers, marketers and utilities. This Partnership’s natural gas is transported through third-party gathering systems and pipelines and this Partnership incurs gathering, processing and transportation expenses to move its natural gas from the wellhead to a purchaser-specified delivery point. The Managing General Partner generally sells the natural gas that this Partnership produces under contracts with indexed, NYMEX or CIG monthly pricing provisions, with the remaining production sold under contracts with daily pricing provisions. Virtually all of this Partnership's contracts include provisions whereby prices change with the market, with certain adjustments that may be made based on whether a well delivers to a gathering or transmission line and the quality of the natural gas. The Managing General Partner believes that the pricing provisions of this Partnership's natural gas contracts are customary in the industry.

•
NGLs. The majority of this Partnership's NGLs are sold at the tailgate of DCP processing plants based on a combination of prices from the Conway hub in Kansas and Mt. Belvieu in Texas where this production is marketed.

Transportation and Gathering
This Partnership's natural gas is transported through third-party gathering systems and pipelines, and this Partnership incurs processing, gathering and transportation costs to move this Partnership's natural gas from the wellhead to a purchaser-specified delivery point. These costs vary based upon the volume and distance shipped, as well as the fee charged by the third-party processor or transporter. Like most producers, this Partnership relies on third-party midstream service providers to construct compression, gathering and processing facilities to keep pace with production growth. As a result, the timing and availability of additional facilities going forward is beyond this Partnership's or the Managing General Partner's control. Capacity on these gathering systems and pipelines is occasionally limited and at times unavailable due to operational issues, repairs or improvements. Falling commodity prices have resulted in reduced investment in midstream facilities by some third-parties, increasing the risk that sufficient midstream infrastructure will not be available in future periods. This Partnership's natural gas is transported under firm transportation agreements through third-party processors or marketers. However, interruptions in natural gas sales could result if pipeline space is constrained. If transportation space is restricted or is unavailable, this Partnership's production and cash flows from the affected properties could be adversely affected.
This Partnership's crude oil production is stored in tanks at or near the location of this Partnership's wells for periodic pickup by crude oil transport trucks for direct delivery to regional refineries or crude oil pipeline interconnects for redelivery to a sales point in Cushing, Oklahoma. The cost of trucking or transporting the crude oil to market affects the price this Partnership ultimately receives for the crude oil.

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

Regulation of Transportation of Natural Gas. The Managing General Partner moves natural gas through pipelines owned by other companies, and sells natural gas to other companies that also utilize common carrier pipeline facilities. Natural gas pipeline interstate transmission and storage activities are subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act of 1938 ("NGA") and under the Natural Gas Policy Act of 1978, and, as such, rates and charges for the transportation of natural gas in interstate commerce, accounting, and the extension, enlargement or abandonment of jurisdictional facilities, among other things, are subject to regulation. Each natural gas pipeline company holds certificates of public convenience and necessity issued by FERC authorizing ownership and operation of all pipelines, facilities and properties for which certificates are required under the NGA. Each natural gas pipeline company is also subject to the Natural Gas Pipeline Safety Act of 1968, as amended, which imposes safety requirements in the design, construction, operation and maintenance of interstate natural gas transmission facilities. FERC regulations govern how interstate pipelines communicate and do business with their affiliates. Interstate pipelines may not operate their pipeline systems to preferentially benefit their marketing affiliates.

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

Additional proposals and proceedings that might affect the industry occur frequently in Congress, FERC, state commissions, state legislatures, and the courts. The industry historically has been very heavily regulated and there is no assurance that the current regulatory approach recently taken by FERC and Congress will continue. The Managing General Partner cannot determine to what extent this Partnership's future operations and earnings will be affected by new legislation, new regulations, or changes in existing regulation, at federal, state or local levels.

Environmental Matters

This Partnership's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Public demand for the protection of the environment has increased dramatically in recent years. The trend towards more expansive environmental legislation and regulations is expected to continue. To the extent laws are enacted or other governmental actions are taken which restrict drilling or impose environmental protection requirements resulting in increased costs, this Partnership's business and prospects may be adversely affected.

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

In April 2015, EPA published proposed pretreatment standards for the oil and gas extraction industry. The proposed regulations would address discharges of wastewater pollutants from onshore unconventional oil and gas extraction facilities to publicly-owned treatment works. Some states have banned the treatment of fracturing wastewater at publicly owned treatment facilities. There also has been recent nationwide concern over earthquakes associated with Class II underground injection control wells, a predominant storage method for crude oil and gas wastewater. It is likely that new rules and regulations will be developed to address these concerns, possibly eliminating access to Class II wells in certain locations, and increasing the cost of disposal in others.

The EPA study on hydraulic fracturing noted below focused on various stages of water use in hydraulic fracturing operations. It is possible that, following the conclusion and finalization of EPA’s study, the agency will move to more strictly regulate the use of water in hydraulic fracturing operations. In addition, an inability to meet water supply needs to conduct completion operations may adversely impact this Partnership's business. These water-related concerns are heightened by the potential for flooding events in Colorado such as those that occurred in 2013.

The White House Council on Environmental Quality continues to coordinate an administration-wide review of hydraulic fracturing. The EPA continues its study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater and issued a draft assessment in June 2015, with a final, peer-reviewed report expected in 2016. In addition, the U.S. Department of Energy has investigated practices the agency could recommend to better protect the environment from drilling using hydraulic fracturing completion methods. These ongoing studies, depending on their degree of development and nature of results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms. The U.S. Department of the Interior, through the Bureau of Land Management (the “BLM”), also finalized a rule in 2015 requiring the disclosure of chemicals used, mandating well integrity measures and imposing other requirements relating to hydraulic fracturing on federal lands. The rule is currently stayed and not effective pending ongoing litigation.

EPA has begun a Toxic Substances Control Act rulemaking which will collect expansive information on the chemicals used in hydraulic fracturing fluid, as well as other health-related data, from chemical manufacturers and processors. EPA has not indicated when it intends to issue a proposed rule, but it issued an Advanced Notice of Proposed Rulemaking in May 2014, seeking public comment on a variety of issues related to the rulemaking. In October 2015, EPA also granted, in part, a petition filed by several national environmental advocacy groups to add the oil and gas extraction industry to the list of industries required to report releases of certain “toxic chemicals” under the Toxics Release Inventory (“TRI”) program under the Emergency Planning and Community Right-to-Know Act of 1986. EPA determined that natural gas processing facilities may be appropriate for addition to the scope of TRI and will conduct a rulemaking process to propose such action.

Colorado has adopted regulations regarding permitting, transparency and well construction requirements with respect to hydraulic fracturing operations and may in the future adopt additional regulations or otherwise seek to ban fracturing activities altogether. Colorado requires that all chemicals used in the hydraulic fracturing of a well be reported in a publicly searchable registry website developed and maintained by the Ground Water Protection Council and Interstate Oil and Gas Compact Commission ("Frac Focus"). The Colorado rules also require operators seeking new location approvals to provide certain information to surface owners and adjacent property owners within 500 feet of a new well. Similarly, Colorado has implemented a baseline groundwater sampling rule, a rule governing setback distances of oil and gas wells located near population centers and recently adopted new rules governing the development of large-scale facilities in urban mitigation areas and additional municipality notice requirements. In December 2013, the Colorado Oil and Gas Conservation Commission (the "COGCC") issued new, more restrictive rules regarding spill reporting and remediation.

In addition, during 2014, the Colorado Oil and Gas Conservation Act was amended to increase the potential sanctions for violating the Act or its implementing regulations, orders, or permits. These amendments increase the maximum penalty per violation per day from $1,000 to $15,000; eliminate a $10,000 maximum penalty for violations that do not result in significant waste of oil and gas resources, damage to correlative rights, or adverse impact to public health, safety, or welfare; require the COGCC to assess a penalty for each day there is evidence of a violation; and authorize the COGCC to prohibit the issuance of new permits and suspend certificates of clearance for egregious violations resulting from gross negligence or knowing and willful misconduct. In December 2014, the COGCC convened a hearing and subsequently adopted proposed amendments to its regulations to implement this new legislation and address certain other issues. Among other things, the amendments create a new process for calculating penalties, new standards for determining days of violation and penalty amounts, new restrictions on the use of informal enforcement procedures and penalty reductions for voluntary disclosures. Following the adoption of this new penalty scheme, Colorado operators have experienced increased penalties for violations within COGCC’s jurisdiction.

In 2015, the COGCC convened hearings on regulations for large facilities located in urban mitigation areas. These new rules, which are anticipated to be effective in March 2016, require best available technology and include required mitigations for emissions, flaring, fire, fluid leak detection, repair, reporting, automated well shut-in, storage tank pressure control and proppant dust control. During these hearings, COGCC staff reported there would also be site-specific mitigation requirements for noise, ground and surface water protection, visual impacts and remote stimulation. After debate, the rule did not include duration limits despite an opinion from the State Attorney General Office that the COGCC possessed authority to impose duration limits under current and existing statutes.

Certain interest groups in Colorado opposed to oil and natural gas development generally, and hydraulic fracturing in particular, have advanced various options for ballot initiatives aimed at significantly limiting or preventing oil and natural gas development. Two such initiatives were scheduled for a vote in the November 2014 election. One proposed to amend the Colorado constitution to establish an “environmental bill of rights” that would have allowed local governments in Colorado the right, without limitation, to prohibit crude oil and natural gas development within their respective jurisdictions. The second proposal would have imposed a statewide mandatory minimum spacing, or setback, between oil and gas wells and occupied structures of 2,000 feet. As part of a compromise negotiated by Governor John Hickenlooper, both initiatives were withdrawn prior to the election and were not voted upon. In December 2015, interest groups filed a package of 11 potential ballot initiatives focused on restricting oil and gas development in Colorado. Among other things, these initiatives, if successful, could require mandatory setbacks, allow local control over drilling, and impose prohibitions on drilling. Additional proposals of this nature may be made in the future.

In Colorado, local governing bodies have begun to issue drilling moratoriums, develop jurisdictional siting, permitting and operating requirements, and conduct air quality studies to identify potential public health impacts. For instance, in 2013 the City of Fort Collins, Colorado, adopted a ban on drilling and fracturing of new wells within city limits. In the November 2013 election, voters in the cities of Boulder, Lafayette, Fort Collins, and Brighton passed hydraulic fracturing bans. This Partnership does not currently have operations in any of these areas. If new laws or regulations that significantly restrict hydraulic fracturing or well locations continue to be adopted at local levels or are adopted at the state level, such laws could make it more difficult or costly for this Partnership to perform fracturing to stimulate production from dense subsurface rock formations and, in the event of local prohibitions against commercial production of hydrocarbons, may preclude this Partnership's ability to conduct development activity. If hydraulic fracturing becomes more heavily regulated as a result of federal or state legislation or regulatory initiatives by the EPA or other federal agencies, this Partnership's fracturing activities could become subject to additional permitting requirements and permitting delays, as well as potential increases in costs. Restrictions on hydraulic fracturing could also reduce the amount of crude oil and natural gas that this Partnership is ultimately able to produce from its reserves. The Managing General Partner continues to be active in stakeholder and interest groups and to engage with regulatory agencies in an open, proactive dialogue regarding these matters.

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

CERCLA and similar state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for release of hazardous substances under CERCLA may be subject to full liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Under state law, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. As an owner and operator of crude oil and natural gas wells, this Partnership may be liable pursuant to CERCLA and similar state laws.

This Partnership's operations are subject to the federal Clean Air Act ("CAA") and comparable state and local requirements. The CAA contains provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from this Partnership's operations. The EPA and states continue the development of regulations to implement these requirements. This Partnership will be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues. Greenhouse gas record keeping and reporting requirements of the CAA became effective in 2011 and will continue into the future with increased costs for administration and implementation of controls. Federal New Source Performance Standards regarding oil and gas operations ("NSPS OOOO") became effective in 2012, with more amendments effective in 2013 and 2014, all of which have added administrative and operational costs. In addition, as part of its comprehensive strategy to further reduce methane emissions from the oil and gas sector, EPA proposed amendments to NSPS OOOO in 2015 that would impose additional control and other requirements to reduce such emissions. A final rule is expected in the summer of 2016. In addition, on March 10, 2016, EPA announced it will begin a formal information collection request followed by a proposed rule to regulate air emissions from existing oil and natural gas sources under section 111(d) of the CAA. Depending on the final rule, the regulation of air emissions from existing sources by EPA could impose added administrative and operational costs. Colorado adopted new regulations to meet the requirements of NSPS OOOO and promulgated significant new rules in February 2014 relating specifically to crude oil and natural gas operations that are more stringent than NSPS OOOO and directly regulate methane emissions from affected facilities. In October 2015, the EPA strengthened the National Ambient Air Quality Standards (“NAAQS”) for ground level ozone to 70 parts per billion (“ppb”) from 75 ppb. In addition, the EPA extended the ozone monitoring season for 32 states, including Colorado. By October 2018, states are expected to have revised state implementation plans and proposed regulations to meet the new standard. In addition, the state of Colorado’s non-attainment status was raised from “marginal” to “moderate” for the Denver Metro North Front Range Ozone 8-Hour Non-Attainment area. This increase in non-attainment status triggers significant additional obligations for the state under the CAA and will result in a state rulemaking to address the new “moderate” status. This rulemaking may result in more stringent standards or additional control requirements.

In September 2015, EPA also published a proposed rule regarding source determination and permitting requirements for the onshore oil and gas industry under the CAA. The proposed rule sought public comment on two approaches for defining the term “adjacent,” which is one of three factors used to determine whether stationary sources (including oil and gas equipment and activities) are considered part of a source that is subject to major source permitting requirements under the CAA. Depending on EPA’s final approach, the oil and gas industry and this Partnership's operations could be subject to increased permitting costs and more stringent control requirements.

In January 2016, BLM proposed rules to further regulate venting, flaring, and leaks during oil and natural gas production activities on onshore federal and Indian leases. The rules, which would require additional controls and impose new emissions and other standards on certain operations on applicable leases, are expected to be finalized in 2016. In October 2015, the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) proposed to expand its regulations in a number of ways, including increased regulation of gathering lines, even in rural areas. The public comment period for this proposal closed January 8, 2016. In May 2015, the U.S. Department of Transportation also issued a final rule regarding the safe transportation of flammable liquids by rail. The final rule imposes certain requirements on “offerors” of crude oil, which would include this Partnership, including sampling, testing, and certification requirements.

The federal Clean Water Act ("CWA") and analogous state laws impose strict controls against the discharge of pollutants and fill material, including spills and leaks of crude oil and other substances. The CWA also requires approval and/or permits prior to construction where construction will disturb wetlands or other waters of the U.S. The CWA also regulates storm water run-off from crude oil and natural gas facilities and requires storm water discharge permits for certain activities. Spill Prevention, Control, and Countermeasure ("SPCC") requirements of the CWA require appropriate secondary containment loadout controls, piping controls, berms and other measures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon spill, rupture or leak. The EPA and U.S. Army Corps of Engineers released a Connectivity Report in September 2013, which determined that the vast majority of tributary streams, wetlands, open water in floodplains and riparian areas are connected. This report supported the final rule issued in June 2015 defining the scope of jurisdictional waters of the U.S. This final rule has been stayed pending the resolution of ongoing litigation.

The Endangered Species Act (“ESA”) restricts activities that may affect endangered or threatened species or their habitats. Some of this Partnership's operations may be located in areas that are or may be designated as habitats for endangered or threatened species. The U.S. Fish and Wildlife Service in May 2014 proposed a rule to alter how it identifies critical habitat for endangered and threatened species. It is unclear when this rule will be finalized.
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

This Partnership's costs relating to protecting the environment have risen over the past few years and are expected to continue to rise in 2016 and beyond. Environmental regulations have increased this Partnership's costs and planning time, but have had no materially adverse effect on this Partnership's ability to operate to date. However, no assurance can be given that environmental regulations or interpretations of such regulations will not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on this Partnership's business, financial condition or results of operations. See Note 7, Commitments and Contingencies, to this Partnership's financial statements included elsewhere in this report.

Regulatory focus on worker safety and health regulations involving operating hazards in oil and natural gas exploration and production activities is also increasing. One example is a recent investigation by the U.S. Occupational Safety and Health Administration (“OSHA”) and other governmental authorities regarding potential worker exposure to hydrocarbon vapors from certain fuel transfer and related tasks. Several recent worker fatalities at oil and gas facilities nationwide are being reviewed by OSHA and other governmental authorities for a potential link to hydrocarbon vapor exposure. Regulatory requirements generally relating to worker exposure to hydrocarbon vapors could be increased or receive heightened scrutiny going forward. For example, in December 2015, the Department of Labor and the Department of Justice, Environment and Natural Resources Division released a Memorandum of Understanding (“MOU”), announcing an inter-agency effort to increase workplace safety crimes that occur in conjunction with environmental crimes. Consistent with this MOU, the Department of Justice will look for additional felony violations (such as false statements and willful violations of certain standards) when prosecuting safety crimes in order to heighten prospective penalties and strengthen enforcement.

In addition, in December 2015, The Managing General Partner received a Compliance Advisory pursuant to C.R.S. § 25-7-115(2) from the Colorado Department of Public Health and Environment's Air Quality Control Commission's Air Pollution Control Division alleging that the Managing General Partner failed to design, operate, and maintain certain condensate collection, storage, processing and handling operations to minimize leakage of volatile organic compounds at 65 facilities consistent with applicable standards under Colorado law. The Managing General Partner is in the process of responding to the advisory, but cannot predict the outcome of this matter at this time.

Competition and Technological Changes

The Managing General Partner believes that this Partnership's production capabilities and the experience of PDC's management and professional staff generally enable this Partnership to compete effectively in its industry. This Partnership encounters competition from numerous other crude oil and natural gas companies, drilling and income programs and partnerships in all areas of operations, including drilling and marketing crude oil and natural gas, obtaining desirable crude oil and natural gas leases on producing properties, obtaining drilling, pumping and other services, attracting and retaining qualified employees and obtaining capital. International developments may influence other companies to increase their domestic crude oil and natural gas exploration. This Partnership faces intense competition in other aspects of its business, including the marketing of natural gas from other producers, marketing companies and other competitors.

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

PDC, in its capacity as Managing General Partner and operator, has purchased various insurance policies and lists this Partnership as a named insured on certain of those policies, including workers' compensation, operator's bodily injury liability and property damage liability insurance, employer's liability insurance, automobile public liability insurance and operator's umbrella liability insurance, and intends to maintain these policies subject to PDC's analysis of their premium costs, coverage and other factors. During drilling operations, the Managing General Partner maintained public liability insurance of not less than $10 million; however, PDC may at its sole discretion increase or decrease policy limits, change types of insurance and name PDC and this Partnership, individually or together, parties to the insurance as deemed appropriate under the circumstances, which may vary materially. As operator of this Partnership's wells, PDC requires its subcontractors to carry liability insurance coverage with respect to the subcontractors' activities. PDC's management, in its capacity as Managing General Partner, believes that in accordance with customary industry practice, adequate insurance, including insurance by PDC's subcontractors, has been provided to this Partnership with coverage sufficient to protect the Investor Partners against the foreseeable risks of operation, drilling, refracturing and reworks and ongoing production operations. However, there can be no assurance that this insurance will be adequate to cover all losses or exposure for liability and thus, the occurrence of a significant event not fully insured against could materially adversely affect Partnership operations and financial condition.

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

Customers. PDC markets the crude oil, natural gas and NGLs from this Partnership's wells in Colorado subject to market sensitive contracts, the price of which increases or decreases with market forces beyond the control of this Partnership. Currently, PDC sells this Partnership's natural gas and NGLs production to DCP, which gathers and processes the gas and liquefiable hydrocarbons produced. Natural gas and NGLs produced in Colorado may be impacted by changes in market prices on a national level, as well as changes in the market for natural gas within the area of this Partnership's operations. Sales of natural gas and NGLs from this Partnership's wells to DCP are made via open-access transportation arrangements through pipelines and may be impacted by capacity interruptions on pipelines transporting natural gas out of the region.

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

Number of total and full-time employees. This Partnership has no employees and relies on the Managing General Partner to manage this Partnership's business. PDC's officers, directors and employees receive direct remuneration, compensation or reimbursement solely from PDC, and not this Partnership, with respect to their services rendered in their capacity to act on behalf of PDC, as the Managing General Partner. See Item 11, Executive Compensation, and Item 13, Certain Relationships and Related Transactions and Director Independence, for a discussion of compensation paid by this Partnership to the Managing General Partner.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2015, this Partnership had 1,972 Investor Partners holding 4,497.03 units and one Managing General Partner. The investments held by the Investor Partners are in the form of limited partnership interests. Investor Partners' interests are transferable; however, no assignee of units in this Partnership can become a substituted partner without the written consent of the transferor and the Managing General Partner. Through December 31, 2015, the Managing General Partner has repurchased 163.8 units of Partnership interests from Investor Partners.

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

Cash Distribution Policy. The Agreement requires the Managing General Partner to distribute cash available for distribution no less frequently than quarterly. Historically, the Managing General Partner has distributed cash on a monthly basis, if funds were available for distribution. Beginning in the second quarter of 2015, the frequency of cash distributions was changed to a quarterly basis; however, this Partnership has made no quarterly cash distributions since the first quarter of 2015 as cash flows from this Partnership's operations were insignificant and this Partnership currently has outstanding payables to the Managing General Partner. PDC will make cash distributions of 63% of cash available for distributions to the Investor Partners, including any Investor Partner units purchased by the Managing General Partner, and 37% of cash available for distributions to the Managing General Partner throughout the term of this Partnership. Cash is currently distributed to the Investor Partners and PDC as a return of capital in the same proportion as their proportional interest in the net income of this Partnership. The Managing General Partner considers cash available for distributions to be this Partnership's net cash flows from operating activities, less any net cash used in capital activities.

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

The following table presents cash distributions made to the General Partner and Investor Partners for the periods indicated:

Cash
Period	Distributions

For the year ended December 31, 2015	$47,167
For the year ended December 31, 2014	746,984
For the period from this Partnership's inception to December 31, 2015	93,832,266

The decrease in distributions for the year ended December 31, 2015 as compared to 2014 is primarily due to a decrease in cash flows from operations during 2015 resulting from the decrease in the average sales price per Boe.

The volume and rate of production from producing wells naturally declines with the passage of time and is generally not subject to the control of the operator. The cash flows generated by this Partnership's activities and the amounts available for distribution to this Partnership's Investor Partners will, therefore, decline in the absence of significant increases in the prices that this Partnership receives for its crude oil, natural gas and NGLs production.

The Agreement permits this Partnership to borrow funds on its behalf for Partnership activities, exclusive of funds for the payment of cash distributions. This Partnership may borrow needed funds from the Managing General Partner or from unaffiliated persons. On loans or advances made available to this Partnership by the Managing General Partner, the Managing General Partner may not receive interest in excess of its interest costs, nor may the Managing General Partner receive interest in excess of the amounts which would be charged this Partnership (without reference to the Managing General Partner's financial abilities or guarantees) by unrelated banks on comparable loans for the same purpose. The Managing General Partner does not anticipate funding this Partnership's activities through bank borrowings.

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

The following table presents information about the Managing General Partner's limited partner unit repurchases during each of the three months ended December 31, 2015:

Period	Total Number of Units Repurchased	Average Price Paid Per Unit
October 1 - 31, 2015	—	$—
November 1 - 30, 2015	1.00	30
December 1 - 31, 2015	1.00	30
Total	2.00	$30

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

Partnership Operating Results Overview

Crude oil, natural gas and NGLs sales decreased 46% for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily attributable to the decrease in the average sales price per Boe of 52% year over year. The average selling price per Boe was $26.42 for the current year compared to $54.83 for 2014.

As a result of the decreased sales revenues, this Partnership had a cash flow deficit from operating activities of $6,000, as compared to net cash from operations of $803,000 in 2014. Accordingly, cash distributions decreased 94% to $47,000 in 2015 compared to $747,000 in 2014. Beginning in the second quarter of 2015, this Partnership made no quarterly cash distributions to the Managing General Partner or Investor Partners as cash flows from this Partnership's operations were insignificant and this Partnership currently has outstanding payables to the Managing General Partner. Although this Partnership's production increased 12% in 2015 when compared to 2014, the crude oil, natural gas and NGLs sales were still lower by 46% as a result of the decline in commodity prices. Commodity prices remain depressed and, therefore, the Managing General Partner expects this Partnership to continue to have cash flow deficits from operations for some time.

This Partnership recognized an impairment charge of approximately $4.6 million in 2015 to write-down certain capitalized well costs on its proved crude oil and natural gas properties. Further deterioration of commodity prices could result in additional impairment charges to this Partnership's crude oil and natural gas properties. See Note 10, Impairment of Crude Oil and Natural Gas Properties, to this Partnership's financial statements included elsewhere in this report for additional information.

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

The Managing General Partner has not entered into derivative arrangements on behalf of this Partnership in the last few years and does not currently anticipate entering into additional commodity based derivative instruments on behalf of this Partnership; however, this could change in the future.

Results of Operations

Summary Operating Results

The following table presents selected information regarding this Partnership’s results from continuing operations:

	Year ended December 31,
	2015	2014	Change
Number of gross productive wells (end of period)	63	63	—

Production(1)
Crude oil (Bbl)	15,977	14,245	12%
Natural gas (Mcf)	44,415	41,767	6%
NGLs (Bbl)	6,125	5,165	19%
Crude oil equivalent (Boe)(2)	29,505	26,372	12%
Average Boe per day	81	72	12%

Crude oil, natural gas and NGLs sales
Crude oil	$621,792	$1,169,116	(47)%
Natural gas	96,397	160,000	(40)%
NGLs	61,320	116,860	(48)%
Total crude oil, natural gas and NGLs sales	$779,509	$1,445,976	(46)%

Average selling price
Crude oil (per Bbl)	$38.92	$82.07	(53)%
Natural gas (per Mcf)	2.17	3.83	(43)%
NGLs (Bbl)	10.01	22.63	(56)%
Crude oil equivalent (per Boe)	26.42	54.83	(52)%

Average cost per Boe
Crude oil, natural gas and NGLs production cost(3)	$22.33	$30.20	(26)%
Depreciation, depletion and amortization	12.87	16.73	(23)%

Operating costs and expenses
Crude oil, natural gas and NGLs production cost(3)	$658,989	$796,456	(17)%
Direct costs - general and administrative	163,009	175,675	(7)%
Depreciation, depletion and amortization	379,645	441,289	(14)%
Impairment of crude oil and natural gas properties	4,611,188	—	*

Cash distributions	$47,167	$746,984	(94)%

*Percentage change is not meaningful or equal to or greater than 250%.
Amounts may not recalculate due to rounding.
_______________

(1)
Production is net and determined by multiplying the gross production volume of properties in which this Partnership has an interest by the average percentage of the leasehold or other property interest this Partnership owns.

(2)	One Bbl of crude oil or NGLs equals six Mcf of natural gas.

(3)	Represents crude oil, natural gas and NGLs operating expenses, including production taxes.

Crude Oil, Natural Gas and NGLs Sales

Changes in Crude Oil, Natural Gas and NGLs Sales Volumes. For 2015 compared to 2014, crude oil, natural gas and NGLs production, on an energy equivalency-basis, increased 12%, primarily driven by increases in production in the second half of 2015 attributable to a reduction in system line pressures, the installation of new compressor stations and resumed production from certain wells that were shut-in in prior periods for well-bore integrity testing.

This Partnership continued to experience high line pressures on the midstream system in the first half of 2015. However, the Lucerne II processing plant and additional new compressor stations on the gathering system began initial operations in June 2015, resulting in immediate reductions in line pressures. This Partnership experienced further line pressure reductions in the fourth quarter of 2015, particularly in December, when this Partnership's primary service provider, DCP, completed its Grand Parkway gas gathering project. Line pressures on the midstream system decreased from approximately 140 psi at June 30, 2015 to approximately 80 psi at December 31, 2015. As a result of the reduction in line pressures during the second half of 2015, production from this Partnership's vertical wells increased by 53% in the second half of 2015 when compared to the first half. Further, the Managing General Partner expects sustained relief of gathering system pressure on this Partnership's primary gatherer's system through 2016, depending upon the impact of reduced drilling activity in the field going forward. If there is sustained relief of the gathering system pressure as anticipated, several currently shut-in wells may come on-line, resulting in improved production. This Partnership relies on its third-party midstream service provider to construct compression, gathering and processing facilities to keep pace with production growth. As a result, the timing and availability of additional facilities going forward is beyond the Managing General Partner's control. Falling commodity prices have resulted in reduced investment in midstream facilities by some third parties, increasing the risk that sufficient midstream infrastructure may not be available in future periods for sustained relief of gathering system line pressures.

Changes in Crude Oil Sales. The approximate $547,000, or 47%, decrease in crude oil sales for 2015 as compared to 2014 was attributable to a decrease in the average selling price of 53% per Bbl, offset in part by a production volume increase of 12%. The average selling price per Bbl was $38.92 for 2015 compared to $82.07 for 2014.

Changes in Natural Gas Sales. The approximate $64,000, or 40%, decrease in natural gas sales for 2015 as compared to 2014 was due to a decrease in the average selling price per Mcf of 43%, offset in part by a production volume increase of 6%. The average selling price per Mcf was $2.17 for 2015 compared to $3.83 for 2014.

Changes in NGLs Sales. The approximate $56,000, or 48%, decrease in NGLs sales for 2015 as compared to 2014 was due to a decrease in the average selling price of 56% per Bbl, offset in part by a production volume increase of 19%. The average selling price per Bbl was $10.01 for 2015 compared to $22.63 for 2014.

Crude Oil, Natural Gas and NGLs Pricing. This Partnership's results of operations depend upon many factors, particularly the price of crude oil, natural gas and NGLs, and the Managing General Partner's ability to market this Partnership's production effectively. Crude oil, natural gas and NGLs prices are among the most volatile of all commodity prices. The price of crude oil decreased during the second half of 2015 compared to the first half of 2015 amid continuing concerns regarding high U.S. inventories and slowing global demand for crude oil. Natural gas prices in 2015 were at significantly lower levels than the comparable periods of 2014. NGL prices declined significantly during 2015 and, while they have stabilized somewhat, also remain at low levels relative to those experienced in 2014. The Managing General Partner expects pricing to remain at depressed levels in 2016 and perhaps beyond. These declines in prices have had a material impact on this Partnership's 2015 financial results.

This Partnership's crude oil, natural gas and NGLs sales are recorded under either the “net-back” or "gross" method of accounting, depending upon the related purchase agreement. This Partnership uses the "net-back" method of accounting for natural gas and NGLs, as well as a portion of this Partnership's crude oil production as the majority of the purchasers of these commodities also provide transportation, gathering and processing services. This Partnership sells commodities at the wellhead and collects a price and recognizes revenues based on the wellhead sales price as transportation and processing costs downstream of the wellhead are incurred by the purchaser and reflected in the wellhead price. The net-back method results in the recognition of a sales price that is below the indices for which the production is based. This Partnership uses the "gross" method of accounting for crude oil delivered through the White Cliffs pipeline as the purchasers do not provide transportation, gathering or processing services. Under this method, this Partnership recognizes revenues based on the gross selling price and recognizes transportation, gathering and processing expenses as a component of production costs.

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

Changes in crude oil, natural gas and NGLs production expenses. Crude oil, natural gas and NGLs production costs for the year ended December 31, 2015 decreased by approximately $137,000 compared to 2014. The decrease in crude oil, natural gas and NGLs production costs was due to a decrease in production taxes consistent with sales declines from 2014 and a decrease in fixed monthly well operating costs and contract labor costs. These decreases were offset in part by an increase in compressor rental costs, regulatory compliance costs, oil transportation cost on the White Cliffs pipeline and well swabbing and wireline work. Crude oil, natural gas and NGLs production costs per Boe decreased to $22.33 during 2015 from $30.20 in 2014 due to lower production costs and higher volumes.

Direct costs - general and administrative

Direct costs - general and administrative for the year ended December 31, 2015 decreased approximately $13,000 compared to 2014, primarily attributable to lower professional fees for audit services.

Depreciation, Depletion and Amortization

DD&A expense decreased approximately $62,000 for the year ended December 31, 2015 compared to 2014 due to a 23% decrease in the DD&A expense rate, offset in part by increased production volumes of 12% in 2015. The DD&A expense rate per Boe decreased to $12.87 for 2015 compared to $16.73 during 2014, primarily due to the effect of an impairment recorded on proved oil and natural gas properties in the first quarter of 2015.

Impairment of Crude Oil and Natural Gas Properties

In 2015, this Partnership recognized impairment charges of approximately $4.6 million to write-down its proved crude oil and natural gas properties, of which $1.3 million was recorded in the fourth quarter of 2015. The impairment charge represented the amount by which the carrying value of the crude oil and natural gas properties exceeded the estimated fair value, and was therefore not recoverable. The estimated fair value of approximately $479,000, excluding estimated salvage value of $471,000, was determined based on estimated future discounted net cash flows, a Level 3 input, using estimated production and future crude oil and natural gas prices which the Managing General Partner reasonably expects this Partnership's crude oil and natural gas will be sold and decreased reserve quantities. Further deterioration of commodity prices could result in additional impairment charges to this Partnership's crude oil and natural gas properties.

See Note 10, Impairment of Crude Oil and Natural Gas Properties, to this Partnership's financial statements included elsewhere in this report for additional details of this Partnership's proved property impairment.

Asset Retirement Obligations and Accretion Expense

Of the 63 wells in this partnership, 33 wells had an increase in production totaling approximately 8.1 MBoe, or 27%, in 2015 compared to 2014 and 27 wells had a decrease in production totaling approximately 5.0 MBoe, or 17%, in 2015 compared to 2014. Three wells did not produce or produced minimal amounts of hydrocarbons in 2015 and 2014. The Managing General Partner is reviewing the Partnership's wells that have the potential to increase production during this lower line pressure environment by incurring minimal expense. The Managing General Partner expects that a portion of this Partnership's wells may be uneconomical to operate and may be plugged and abandoned. As a result, as of December 31, 2015, this Partnership has classified a portion of the asset retirement obligation as a current liability.

Changes in accretion of asset retirement obligations ("ARO") expense. ARO expense increased $58,000, or 84%, to $127,000 in 2015 compared to $69,000 in 2014, primarily attributable to an increase in asset retirement obligations recorded in

December 2014 to reflect increased estimated costs for materials and services related to the plugging and abandonment of certain wells, as well as a decrease in the estimated useful life of these wells.

Financial Condition, Liquidity and Capital Resources

Historically, this Partnership's primary source of liquidity has been cash flows from operating activities. Fluctuations in this Partnership's operating cash flows are substantially driven by changes in commodity prices and sales volumes. This source of cash has primarily been used to fund this Partnership's operating costs, direct costs-general and administrative, capital program and distributions to the Investor Partners and the Managing General Partner.

This Partnership's future operations are expected to be conducted with available funds and revenues generated from crude oil, natural gas and NGLs production activities. Greater cash flow would most likely occur from improved commodity pricing and, to a lesser extent, a sustained increase in production. However, crude oil, natural gas and NGLs production from existing properties are generally expected to continue a gradual decline in the rate of production over the remaining life of the wells. Therefore, this Partnership anticipates a lower annual level of crude oil, natural gas and NGLs production and, therefore, lower revenues unless commodity prices increase. Under these circumstances, decreased production would have a material adverse impact on this Partnership's operations and may result in the continued lack of cash distributions to the Managing General Partner and Investor Partners through 2016 and beyond. While this Partnership generated modest positive cash flows from operations during the second half of 2015, due to the significant decrease in liquidity experienced in the first half of 2015 and anticipated future capital expenditures required to remain in compliance with certain regulatory requirements and to satisfy asset retirement obligations, the Managing General Partner believes that cash flows from operations will be insufficient to meet this Partnership’s obligations. Beginning in the second quarter of 2015, this Partnership made no quarterly cash distributions to the Managing General Partner or Investor Partners. See Note 2, Going Concern, included elsewhere in this report for additional information.

Working Capital

At December 31, 2015, this Partnership had a working capital deficit of $361,000, compared to working capital surplus of $144,000 at December 31, 2014. The decrease of $505,000 was primarily due to the following changes:

•	a decrease in cash and cash equivalents of $124,000;

•	a decrease in accounts receivable of $6,000;

•	an increase in current asset retirement obligations of $345,000; and

•	an increase in amounts due to Managing General Partner-other, net, of $37,000.

Offset in part by;

•	an increase in crude oil inventory of $4,000.

The $124,000 decrease in cash and cash equivalents is primarily attributable to cash utilized to fund operating activities, capital expenditures and cash distributions to partners.

Although the D&O Agreement permits this Partnership to borrow funds on its behalf for Partnership activities, the Managing General Partner does not anticipate electing to fund any portion of this Partnership's operations through borrowings. Partnership borrowings, should any occur, will be non-recourse to the Investor Partners. Accordingly, this Partnership, rather than the Investor Partners, will be responsible for repaying any amounts borrowed.

Cash Flows

Operating Activities

This Partnership's cash flows from operating activities in 2015 were primarily impacted by commodity prices, production volumes, operating costs and direct costs-general and administrative expenses. The key components for the changes in this Partnership's cash flows from operating activities are described in more detail in Results of Operations above.

Net cash flow deficit from operating activities was approximately $6,000 for the year ended December 31, 2015 compared to a positive net cash flow from operating activities of approximately $803,000 in 2014. The decrease of approximately $809,000 in cash from operating activities was due primarily to the following:

•	a decrease in crude oil, natural gas and NGLs sales of $666,000; and

•	a decrease in changes in operating assets and liabilities of $293,000.

Offset in part by:

•	a decrease in production costs of $137,000; and

•	a decrease in direct costs-general and administrative of $13,000.

In 2016, this Partnership plans to fund its operations from cash flows from operating activities. Greater cash flow would most likely occur from improved commodity pricing and, to a lesser extent, a sustained increase in production. The Managing General Partner is considering various options to maximize the Partnership's liquidity, including, but not limited to, deferral of payment of certain obligations, continued suspension of distributions to partners, partial or complete sale of assets and the shutting-in of wells. However, there can be no assurance that this Partnership will be able to generate sufficient liquidity. Failure to do so could result in a partial asset sale or some form of bankruptcy, liquidation or dissolution of this Partnership.

Investing Activities

Cash flows from investing activities primarily consist of investments in equipment. From time to time, this Partnership invests in equipment which supports treatment, delivery and measurement of crude oil, natural gas and NGLs or environmental protection. During the year ended December 31, 2015, investments in equipment were approximately $70,000 compared to $272,000 in 2014.

Financing Activities

This Partnership initiated monthly cash distributions to investors in May 2007 and has distributed $93.8 million through December 31, 2015. The table below presents cash distributions to this Partnership's investors. Distributions to the Managing General Partner represent amounts distributed to the Managing General Partner for its 37% general partner interest in this Partnership. Distributions to Investor Partners represent amounts distributed to Investor Partners for their 63% ownership share in this Partnership and include amounts distributed to the Managing General Partner for limited partnership units repurchased.

Cash Distributions

Year ended December 31,	Managing General Partner	Investor Partners	Total
2015	$17,452	$29,715	$47,167
2014	276,384	470,600	746,984

The decrease in distributions for the year ended December 31, 2015 as compared to 2014 is primarily due to a decrease in cash flows from operations during 2015 resulting from the decrease in the average sales price per Boe. See Note 2, Going Concern, included elsewhere in this report for additional information.

Off-Balance Sheet Arrangements

As of December 31, 2015, this Partnership had no existing off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on this Partnership's financial condition, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contingencies

See Note 7, Commitments and Contingencies, to the accompanying financial statements included elsewhere in this report.

Recent Accounting Standards

See Note 3, Summary of Significant Accounting Policies, to the accompanying financial statements included elsewhere in this report.

Critical Accounting Policies

The Managing General Partner has identified the following policies as critical to business operations and the understanding of the results of operations of this Partnership. The following is not a comprehensive list of all of this Partnership's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting available alternatives would not produce a materially different result. However, certain of this Partnership's accounting policies are particularly important to the portrayal of this Partnership's financial position and results of operations and the Managing General Partner may use significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, the Managing General Partner uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical experience, observation of trends in the industry and information available from other outside sources, as appropriate. For a more detailed discussion on the application of these and other accounting policies, see Note 3, Summary of Significant Accounting Policies, to the financial statements included elsewhere in this report.

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

Crude Oil, Natural Gas and NGLs Sales Revenue Recognition

Crude oil, natural gas and NGLs sales are recognized when production is sold to a purchaser at a determinable price, delivery has occurred, rights and responsibility of ownership have transferred and collection of revenue is reasonably assured. This Partnership records sales revenue based on an estimate of the volumes delivered at estimated prices (if known, actual volumes and prices received are utilized) as determined by the applicable sales agreement. If actual volumes and prices are not known, the Managing General Partner estimates this Partnership's sales volumes based on the Managing General Partner's measured volume readings. The Managing General Partner then adjusts this Partnership's crude oil, natural gas and NGLs sales in subsequent periods based on the data received from this Partnership's purchasers that reflects actual volumes and prices received. This Partnership receives payment for sales from one to three months after actual delivery has occurred. The differences in sales estimates and actual sales are recorded up to two months later. Historically, differences have been immaterial.

This Partnership’s crude oil, natural gas and NGLs sales are concentrated with a few major customers. This concentrates the significance of credit risk exposure. To date, this Partnership has had no material counterparty default losses. See Note 5, Concentration of Risk, to the financial statements included elsewhere in this report.

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

Recent Accounting Standards

See Note 3, Summary of Significant Accounting Policies - Recent Accounting Standards, to this Partnership's financial statements included elsewhere in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Rockies Region 2006 Limited Partnership

Report of Independent Registered Public Accounting Firm

To the Partners of the Rockies Region 2006 Limited Partnership:

In our opinion, the accompanying balance sheets and the related statements of operations, partners’ equity, and cash flows present fairly, in all material respects, the financial position of Rockies Region 2006 Limited Partnership at December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the financial statements, the negative impact to the Partnership’s liquidity resulting from declining commodity prices raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 9 to the financial statements, this Partnership has significant related party transactions with this Partnership's Managing General Partner, PDC Energy, Inc., and its subsidiaries.

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
March 25, 2016

Rockies Region 2006 Limited Partnership
Balance Sheets

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$12,445	$136,226
Accounts receivable	53,932	59,470
Crude oil inventory	57,846	53,793
Total current assets	124,223	249,489

Crude oil and natural gas properties, successful efforts method, at cost	1,521,446	13,373,707
Less: Accumulated depreciation, depletion and amortization	(571,528)	(7,893,923)
Crude oil and natural gas properties, net	949,918	5,479,784
Total Assets	$1,074,141	$5,729,273

Liabilities and Partners' Equity
Current liabilities:
Accounts payable and accrued expenses	$4,326	$6,278
Due to Managing General Partner-other, net	135,480	98,886
Current portion of asset retirement obligations	345,000	—
Total current liabilities	484,806	105,164
Asset retirement obligations	1,846,433	1,673,982
Total liabilities	2,331,239	1,779,146

Commitments and contingent liabilities

Partners' equity:
Managing General Partner	(5,401,139)	(3,474,466)
Limited Partners - 4,497.03 units issued and outstanding	4,144,041	7,424,593
Total Partners' equity	(1,257,098)	3,950,127
Total Liabilities and Partners' Equity	$1,074,141	$5,729,273

See accompanying notes to financial statements.

Rockies Region 2006 Limited Partnership
Statements of Operations

	Year Ended December 31,
	2015	2014
Revenues:
Crude oil, natural gas and NGLs sales	$779,509	$1,445,976

Operating costs and expenses:
Crude oil, natural gas and NGLs production costs	658,989	796,456
Direct costs - general and administrative	163,009	175,675
Depreciation, depletion and amortization	379,645	441,289
Accretion of asset retirement obligations	126,736	69,430
Impairment of crude oil and natural gas properties	4,611,188	—
Total operating costs and expenses	5,939,567	1,482,850

Net loss	$(5,160,058)	$(36,874)

Net loss	$(5,160,058)	$(36,874)
Less: Managing General Partner interest in net loss	(1,909,221)	(13,643)
Net loss allocated to Investor Partners	$(3,250,837)	$(23,231)

Net loss per Investor Partner unit	$(723)	$(5)

Investor Partner units outstanding	4,497.03	4,497.03

See accompanying notes to financial statements.

Rockies Region 2006 Limited Partnership
Statements of Partners' Equity
For the Years Ended December 31, 2015 and 2014

		Managing
	Investor	General
	Partners	Partner	Total

Balance, December 31, 2013	$7,918,424	$(3,184,439)	$4,733,985

Distributions to partners	(470,600)	(276,384)	(746,984)

Net loss	(23,231)	(13,643)	(36,874)

Balance, December 31, 2014	7,424,593	(3,474,466)	3,950,127

Distributions to partners	(29,715)	(17,452)	(47,167)

Net loss	(3,250,837)	(1,909,221)	(5,160,058)

Balance, December 31, 2015	$4,144,041	$(5,401,139)	$(1,257,098)

See accompanying notes to financial statements.

Rockies Region 2006 Limited Partnership
Statements of Cash Flows

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(5,160,058)	$(36,874)
Adjustments to net loss to reconcile to net cash from operating activities:
Depreciation, depletion and amortization	379,645	441,289
Accretion of asset retirement obligations	126,736	69,430
Impairment of crude oil and natural gas properties	4,611,188	—
Changes in assets and liabilities:
Accounts receivable	5,538	102,129
Crude oil inventory	(4,053)	685
Other assets	—	135,855
Accounts payable and accrued expenses	(1,952)	(7,919)
Due to Managing General Partner-other, net	36,594	98,220
Net cash from operating activities	(6,362)	802,815
Cash flows from investing activities:
Capital expenditures for crude oil and natural gas properties	(70,252)	(272,292)
Net cash from investing activities	(70,252)	(272,292)
Cash flows from financing activities:
Distributions to Partners	(47,167)	(746,984)
Net cash from financing activities	(47,167)	(746,984)

Net change in cash and cash equivalents	(123,781)	(216,461)
Cash and cash equivalents, beginning of period	136,226	352,687
Cash and cash equivalents, end of period	$12,445	$136,226

Supplemental disclosure of non-cash activity:
Change in asset retirement obligation, with corresponding change in crude oil and natural gas properties, net of disposal	$390,715	$580,090

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

As of December 31, 2015, there were 1,972 Investor Partners in this Partnership. PDC is the designated Managing General Partner of this Partnership and owns a 37% Managing General Partner ownership in this Partnership. According to the terms of the Agreement, revenues, costs and cash distributions of this Partnership are allocated 63% to the Investor Partners, which are shared pro rata based upon the number of units in this Partnership, and 37% to the Managing General Partner. The Managing General Partner may repurchase Investor Partner units under certain circumstances provided by the Agreement, upon request of an individual Investor Partner. For more information about the Managing General Partner's limited partner unit repurchase program, see Note 8, Partners' Equity and Cash Distributions. Through December 31, 2015, the Managing General Partner had repurchased 163.8 units of Partnership interests from the Investor Partners at an average price of $2,351 per unit. As of December 31, 2015, the Managing General Partner owned 39.3% of this Partnership.

The preparation of this Partnership's financial statements in accordance with U.S. GAAP requires the Managing General Partner to make estimates and assumptions that affect the amounts reported in this Partnership's financial statements and accompanying notes. Actual results could differ from those estimates. Estimates which are particularly significant to this Partnership's financial statements include estimates of crude oil, natural gas and NGLs sales revenue, crude oil, natural gas and NGLs reserves, future cash flows from crude oil and natural gas properties and impairment of proved properties.

NOTE 2 - GOING CONCERN

This Partnership has historically funded its operations with cash flows from operations. This Partnership’s most significant cash outlays have related to its operating expenses, capital program and distributions to partners. The market price for crude oil, natural gas and NGLs decreased significantly during the fourth quarter of 2014, with continued weakness throughout 2015. As a result of these decreases, this Partnership's crude oil, natural gas and NGLs sales decreased $0.7 million, or 46%, to $0.8 million in 2015 compared to $1.4 million in 2014. Decreases in the market price for this Partnership’s production directly reduce its cash flows from operations and create operating deficits.

Although this Partnership experienced an increase in production in 2015 due to reduced line pressures, the negative impact to its liquidity resulting from declining commodity prices raises substantial doubt about this Partnership’s ability to continue as a going concern. While this Partnership generated modest positive cash flows from operations during the second half of 2015, due to the significant decrease in liquidity experienced in the first half of 2015 and anticipated future capital expenditures required to remain in compliance with certain regulatory requirements and to satisfy asset retirement obligations, the Managing General Partner believes that cash flows from operations will be insufficient to meet this Partnership’s obligations. One of this Partnership's most significant obligations is to the Managing General Partner, which is currently due, for reimbursement of costs paid on behalf of this Partnership by the Managing General Partner. Such amounts are generally paid to third parties for general and administrative expenses and equipment and operating costs, as well as monthly operating fees payable to the Managing General Partner. Beginning in the second quarter of 2015, this Partnership made no quarterly cash distributions to the Managing General Partner or Investor Partners.

The ability of this Partnership to continue as a going concern is dependent upon its ability to attain a satisfactory level of cash flows from operations. Greater cash flow would most likely occur from improved commodity pricing and, to a lesser extent, a sustained increase in production. However, historically, as a result of the normal production decline in a well's production life cycle, this Partnership has not experienced a sustained increase in production without capital expenditures.

The Managing General Partner is considering various options to mitigate risks that raise substantial doubt about this Partnership’s ability to continue as a going concern, including, but not limited to, deferral of obligations, continued suspension of distributions to partners, partial or complete sale of assets and the shutting-in of wells. However, there can be no assurance that

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS - Continued

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

Commitments. As Managing General Partner, PDC maintains performance bonds in the form of certificates of deposit for plugging, reclaiming and abandoning of this Partnership's wells as required by governmental agencies. If a government agency were required to access these performance bonds to cover plugging, reclaiming or abandonment costs on a Partnership well, this Partnership would be obligated to fund these expenses.

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

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS - Continued

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

Revenue Recognition. Crude oil, natural gas and NGLs revenues are recognized when production is sold to a purchaser at a fixed or determinable price, delivery has occurred, rights and responsibility of ownership have transferred and collection of revenue is reasonably assured. This Partnership's crude oil, natural gas and NGLs sales are recorded under either the “net-back” or "gross" method of accounting, depending upon the transportation method used. This Partnership uses the “net-back” method of accounting for transportation and processing arrangements of this Partnership's sales pursuant to which the transportation and/or processing is provided by or through the purchaser. Under these arrangements, the Managing General Partner sells this Partnership's natural gas at the wellhead and collects a price and recognizes revenues based on the wellhead sales price since transportation and processing costs downstream of the wellhead are incurred by this Partnership's purchasers and reflected in the wellhead price. The majority of this Partnership's natural gas and NGLs is sold by the Managing General Partner on a long-term basis, primarily over the life of the well. Virtually all of the Managing General Partner's contract pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line and the quality of the natural gas. The net-back method results in the recognition of a sales price that is below the indices for which the production is based. This Partnership uses the "gross" method of accounting crude oil delivered through the White Cliffs pipeline as the purchasers do not provide transportation, gathering or processing services. Under this method, this Partnership recognizes revenues based on the gross selling price.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS - Continued

Recent Adopted Accounting Standards

In July 2015, the Financial Accounting Standards Board ("FASB") issued an accounting update requiring all entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. This Partnership elected to early adopt this guidance on October 1, 2015. Adoption of this guidance did not have a significant impact on this Partnership's financial statements.

In January 2015, the FASB issued new accounting guidance eliminating from current accounting guidance the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. This guidance is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. This Partnership elected to early adopt this guidance on October 1, 2015. Adoption of this guidance did not have a significant impact on this Partnership's financial statements.

Recently Issued Accounting Standard.

In May 2014, the FASB and the International Accounting Standards Board issued their converged standard on revenue recognition that provides a single, comprehensive model that entities will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard outlines a five-step approach to apply the underlying principle: (a) identify the contract with the customer (b) identify the separate performance obligations in the contract (c) determine the transaction price (d) allocate the transaction price to separate performance obligations and (e) recognize revenue when (or as) each performance obligation is satisfied. In August 2015, the FASB deferred the effective date of the revenue standard to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The revenue standard can be adopted under the full retrospective method or simplified transition method. Entities are permitted to adopt the revenue standard early, beginning with annual reporting periods after December 15, 2016. The Managing General Partner of this Partnership is currently evaluating the impact these changes will have on this Partnership's financial statements.

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

NOTE 4 - FAIR VALUE MEASUREMENTS

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

The Managing General Partner utilizes fair value, on a non-recurring basis, to perform impairment testing on this Partnership's crude oil and natural gas properties by comparing net capitalized costs, or carrying value, to estimated undiscounted future net cash flows. If net capitalized costs exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value and is measured by the amount by which the net capitalized costs exceed their fair value. See Note 10, Impairment of Crude Oil and Natural Gas Properties, for information regarding impairment charges recognized in 2015.

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

As of December 31, 2015 and 2014, this Partnership did not record an allowance for doubtful accounts and did not incur any losses on accounts receivable. As of December 31, 2015, this Partnership had three customers representing 10% or more of the accounts receivable balance: Suncor Energy Marketing, Inc., Concord Energy, LLC and DCP Midstream, LP, represented 49%, 27% and 24%, respectively. As of December 31, 2014, this Partnership had three customers representing 10% or more of the accounts receivable balance: Suncor Energy Marketing, Inc., DCP Midstream, LP and Concord Energy, LLC, represented 66%, 23% and 11%, respectively.

Major Customers. The following table presents the individual customers constituting 10% or more of total revenues:

	Year ended December 31,
Major Customer	2015	2014
Suncor Energy Marketing, Inc.	58%	72%
Concord Energy, LLC	22%	9%
DCP Midstream, LP	20%	19%

NOTE 6 - ASSET RETIREMENT OBLIGATIONS

The following table presents the changes in carrying amounts of the asset retirement obligations associated with this Partnership's working interest in crude oil and natural gas properties:

	Year Ended December 31,
	2015	2014

Balance at beginning of period	$1,673,982	$1,024,462
Revisions in estimated cash flows	390,715	580,090
Accretion expense	126,736	69,430
Balance at end of period	2,191,433	1,673,982
Less current portion	(345,000)	—
Long-term portion	$1,846,433	$1,673,982

This Partnership's estimated asset retirement obligation liability is based on historical experience in plugging and abandoning wells, estimated economic lives, estimated plugging and abandonment cost and federal and state regulatory requirements. The liability is discounted using the credit-adjusted risk-free rate estimated at the time the liability is incurred or revised. In 2015, the credit-adjusted risk-free rates used to discount this Partnership's plugging and abandonment liabilities ranged from 7.6% to 8.0%. In periods subsequent to initial measurement of the liability, this Partnership must recognize period-to-period changes in the liability resulting from the passage of time, revisions to either the amount of the original estimate of undiscounted cash flows or changes in inflation factors and changes to this Partnership's credit-adjusted risk-free rate as market conditions warrant.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS - Continued

The revisions in estimated cash flows during 2015 were due to changes in estimates of costs for materials and services related to the plugging and abandonment of certain vertical wells, as well as a decrease in the estimated useful life of these wells. The current portion of the asset retirement obligations relates to wells that are producing minimal or no hydrocarbons and are expected to be plugged and abandoned within the next 12 months. The revision in the asset retirement obligation did not have an immediate effect in the 2015 statement of operations as the increase in the revised obligation was offset by a capitalized amount, which will be depreciated over the useful lives of respective wells.

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

During the year ended December 31, 2015, as a result of the Managing General Partner's periodic review, no new environmental remediation projects were identified and this Partnership's expense for environmental remediation efforts was not significant. This Partnership had no liabilities for environmental remediation efforts as of December 31, 2015 and December 31, 2014.

The Managing General Partner is not currently aware of any environmental claims existing as of December 31, 2015 which have not been provided for or would otherwise have a material impact on this Partnership's financial statements; however, there can be no assurance that current regulatory requirements will not change or unknown past non-compliance with environmental laws or other potential sources of liability will not be discovered on this Partnership's properties.

In August 2015, the Managing General Partner received a Clean Air Act Section 114 Information Request (the "Information Request") from the United States Environmental Protection Agency ("EPA"). The Information Request seeks, among other things, information related to the design, operation, and maintenance of certain production facilities in the DJ Basin of Colorado. The Information Request focuses primarily on 46 production facilities, of which one relates to this Partnership, and asks that the Managing General Partner conduct certain sampling and analyses at the identified 46 facilities. The Managing General Partner responded to the Information Request in January 2016. The Managing General Partner cannot predict the outcome of this matter at this time.

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

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS - Continued

Cash Distributions

The Agreement requires the Managing General Partner to distribute cash available for distribution no less frequently than quarterly. Historically, the Managing General Partner has made distributions of Partnership cash on a monthly basis, if funds have been available for distribution. Beginning in the second quarter of 2015, the frequency of cash distributions, if any, was changed to a quarterly basis. The Managing General Partner makes cash distributions of 63% to the Investor Partners and 37% to the Managing General Partner. Cash distributions began in May 2007. The following table presents the cash distributions made to the Investor Partners and Managing General Partner during the years indicated:

	Year Ended December 31,
	2015	2014

Cash distributions	$47,167	$746,984

The decrease in distributions for the year ended December 31, 2015 as compared to 2014 is primarily due to a decrease in cash flows from operations during 2015 resulting from the decrease in the average sales price per Boe.

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

The following table presents transactions with the Managing General Partner reflected in the balance sheets line item “Due to Managing General Partner-other, net” which remain undistributed or unsettled with this Partnership's investors as of the dates indicated:

	As of December 31,
	2015	2014
Crude oil, natural gas and NGLs sales revenues collected from this Partnership's third-party customers	$59,824	$141,762
Other (1)	(195,304)	(240,648)
Total Due to Managing General Partner-other, net	$(135,480)	$(98,886)

(1)
All other unsettled transactions between this Partnership and the Managing General Partner, the majority of which are capital expenditures, operating costs and general and administrative costs which have not been deducted from distributions.

The following table presents Partnership transactions with the Managing General Partner for the years ended December 31, 2015 and 2014. “Well operations and maintenance” are included in the “Crude oil, natural gas and NGLs production costs” line item on the statements of operations.

	Year Ended December 31,
	2015	2014
Well operations and maintenance (1)	$633,271	$730,630
Direct costs - general and administrative (2)	163,009	175,675
Cash distributions (3)	18,219	286,644

(1)
Under the D&O Agreement, the Managing General Partner, as operator of the wells, receives payments for well charges and lease operating supplies and maintenance expenses from this Partnership when the wells begin producing.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS - Continued

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

(3)
The Agreement provides for the allocation of cash distributions 63% to the Investors Partners and 37% to the Managing General Partner. The Investor Partner cash distributions during the years ended December 31, 2015 and 2014 include $767 and $10,260, respectively, related to equity cash distributions for Investor Partner units that have been repurchased by PDC. For additional disclosure regarding the allocation of cash distributions, refer to Note 8, Partners’ Equity and Cash Distributions.

NOTE 10 - IMPAIRMENT OF CRUDE OIL AND NATURAL GAS PROPERTIES

In 2015, this Partnership recognized an impairment charge of approximately $4.6 million to write-down its proved crude oil and natural gas properties. The impairment charge represented the amount by which the carrying value of the crude oil and natural gas properties exceeded the estimated fair value, and was therefore not recoverable. The estimated fair value of approximately $479,000, excluding estimated salvage value of $471,000, was determined based on estimated future discounted net cash flows,

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

a Level 3 input, using estimated production and future crude oil and natural gas prices which the Managing General Partner reasonably expects this Partnership's crude oil and natural gas will be sold and decreased reserve quantities.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
Supplemental Crude Oil, Natural Gas and NGLs Information - Unaudited

Net Proved Reserves

All of this Partnership's crude oil, natural gas and NGLs reserves are located in the U.S. This Partnership utilized the services of an independent petroleum engineer to estimate this Partnership's 2015 and 2014 crude oil, natural gas and NGLs reserves. As of December 31, 2015 and 2014 all of this Partnership's estimates of proved reserves were based on reserve reports prepared by Ryder Scott Company, L.P. These reserve estimates have been prepared in compliance with professional standards and the reserves definitions prescribed by the SEC.

Proved reserves estimates may change, either positively or negatively, as additional information becomes available and as contractual, economic and political conditions change. This Partnership's net proved reserve estimates have been adjusted as necessary to reflect all contractual agreements, royalty obligations and interests owned by others at the time of the estimate. Proved developed reserves are the quantities of crude oil, natural gas and NGLs expected to be recovered from currently producing zones under the continuation of present operating methods. Proved undeveloped reserves are those reserves expected to be recovered from existing wells where a relatively major expenditure is required for additional reserve development. As of December 31, 2015 and 2014, there are no proved undeveloped reserves for this Partnership.

The following table presents the netted back prices used to estimate this Partnership's reserves, by commodity:

	Price Used to Estimate Reserves (1)
As of December 31,	Crude Oil (per Bbl)	Natural Gas (per Mcf)	NGLs (per Bbl)
2015	$42.07	$2.07	$10.60
2014	84.33	3.88	26.88

(1)
The prices used to estimate reserves have been prepared in accordance with SEC commodity prices. Future estimated cash flows were based on a 12-month average price calculated as the unweighted arithmetic average of the prices on the first day of each month, January through December, applied to this Partnership's year-end estimated proved reserves. Prices for each of the two years were adjusted for Btu content, transportation and regional price differences.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
Supplemental Crude Oil, Natural Gas and NGLs Information - Unaudited

The following table presents the changes in estimated quantities of this Partnership's reserves, all of which are located within the United States:

	Natural Gas	NGLs	Crude Oil and Condensate	Crude Oil Equivalent
	(MMcf)	(MBbl)	(MBbl)	(MBoe)
Proved Reserves:

Proved reserves, January 1, 2014	2,165	235	303	899
Revisions of previous estimates and reclassifications	(931)	(90)	(131)	(376)
Production	(42)	(5)	(14)	(26)
Proved reserves, December 31, 2014	1,192	140	158	497

Revisions of previous estimates and reclassifications	(1,015)	(115)	(102)	(386)
Production	(44)	(6)	(16)	(29)
Proved reserves, December 31, 2015	133	19	40	82

Proved Developed Reserves, as of:

December 31, 2014	1,192	140	158	497
December 31, 2015	133	19	40	82

2015 Activity. As of December 31, 2015, this Partnership recorded a downward revision of its previous estimate of proved reserves by approximately 386 MBoe. The revision includes downward revisions to previous estimates of 1,015 MMcf of natural gas, 115 MBbl of NGLs and 102 MBbl of crude oil. The downward revisions were the result of the significant decrease in SEC commodity prices utilized in the December 31, 2015 reserve report and the removal of vertical re-fracs and re-completions from the proved developed reserves, due to the current depressed commodity price environment. There were no proved undeveloped reserves developed in 2015 and no proved undeveloped reserves attributable to this Partnership's assets as of December 31, 2015.

2014 Activity. As of December 31, 2014, this Partnership recorded a downward revision of its previous estimate of proved reserves by approximately 376 MBoe. The revision includes downward revisions to previous estimates of 931 MMcf of natural gas, 90 MBbl of NGLs and 131 MBbl of crude oil. The downward revisions were the result of reduced asset performance. There were no proved undeveloped reserves developed in 2014 and no proved undeveloped reserves attributable to this Partnership's assets as of December 31, 2014.

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

Aggregate capitalized costs related to crude oil and natural gas development and production activities with applicable accumulated DD&A are presented below:

	As of December 31,
	2015	2014
Leasehold costs	$8,004	$126,373
Development costs (1)	1,513,442	13,247,334
Crude oil and natural gas properties, successful efforts method, at cost	1,521,446	13,373,707
Less: Accumulated DD&A	(571,528)	(7,893,923)
Crude oil and natural gas properties, net	$949,918	$5,479,784

(1)	Includes estimated costs associated with this Partnership's asset retirement obligations. See Note 6, Asset Retirement Obligations, for further information.

From time-to-time, this Partnership invests in additional equipment which supports treatment, delivery and measurement of crude oil and natural gas or environmental protection. This Partnership may also invest in equipment and services to complete refracturing or recompletion opportunities. Substantially all of the $0.1 million investment in 2015 was for equipment and services. There were $0.3 million in investments for this Partnership in 2014, also primarily for equipment and services.

This Partnership recorded an impairment charge of $4.6 million for the year ended December 31, 2015. Accordingly, this Partnership reduced crude oil and natural gas properties by $12.3 million and related accumulated depreciation, depletion and amortization for those properties by $7.7 million as of December 31, 2015. See Note 10, Impairment of Crude Oil and Natural Gas Properties, for additional disclosure related to this Partnership's proved property impairments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

This Partnership has no direct management or officers. The management, officers and other employees that provide services on behalf of this Partnership are employed by the Managing General Partner.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, PDC, as Managing General Partner on behalf of this Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of this Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This evaluation considered the various processes carried out under the direction of the Managing General Partner's disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports that this Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to this Partnership's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussion regarding required disclosure.

Based on the results of this evaluation, the Managing General Partner's Chief Executive Officer and the Chief Financial Officer concluded that this Partnership's disclosure controls and procedures were effective as of December 31, 2015.

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
Management of the Managing General Partner has assessed the effectiveness of this Partnership's internal control over financial reporting as of December 31, 2015, based upon the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of the Managing General Partner concluded that this Partnership maintained effective internal control over financial reporting as of December 31, 2015.

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

(c) Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2015, PDC, the Managing General Partner, made no changes in this Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect this Partnership's internal control over financial reporting.

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

Board Management and Risk Oversight

PDC, a publicly traded Delaware corporation, was organized in Nevada in 1955 and reincorporated to Delaware in 2015. The common stock of PDC is traded on the NASDAQ Global Select Market under the symbol "PDCE." The business and affairs of this Partnership are managed by the Managing General Partner through the D&O Agreement, by or under the direction of the the PDC Board of Directors, in accordance with Delaware law and PDC's by-laws. The Board has adopted Corporate Governance Guidelines that govern the structure and functioning of the Board and establish the Board's policies on a number of corporate governance issues.

The Managing General Partner's Board seeks to understand and oversee critical business risks. Risks are considered in every business decision, not just through Board oversight of the Managing General Partner's Risk Management system. The Board realizes, however, that it is not possible to eliminate all risk, nor is it desirable, and that appropriate risk-taking is essential to achieve the Managing General Partner's objectives. The Board's risk oversight structure provides that management report on critical business risk issues to the Board. The Audit Committee also reviews many risks and related controls in areas that it considers fundamental to the integrity and reliability of PDC's financial statements, such as counterparty risks and derivative program risks. The Managing General Partner's Board has established the Audit Committee, including a subcommittee which focuses specifically on financial reporting matters of PDC's sponsored drilling partnerships, to assist the Board in monitoring not only the integrity of the Managing General Partner's financial reporting systems and internal controls, but also PDC's legal and regulatory compliance. The Board has created a Special Transaction Committee composed of certain independent directors that has considered, upon Board request, the potential repurchase of certain of the sponsored drilling partnerships for which PDC serves as Managing General Partner. The Special Transaction Committee has not been asked to consider a repurchase of Rockies Region 2006 Limited Partnership at this time and no such transactions to repurchase PDC sponsored drilling partnerships have been consummated by the Managing General Partner since 2011.

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

The Corporate Governance section of the Managing General Partner's website contains additional information including written charters for each Board committee and Board corporate governance guidelines. PDC will make available to Investor

Partners audited financial statements of PDC for the most recent fiscal year and unaudited financial statements for interim periods. PDC also files these financial statements with the SEC on its website.

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year ended December 31, 2015, no person subject to the requirements of Section 16(a) under the Securities Exchange Act of 1934 failed to file a report required thereunder.

PDC Energy, Inc.

The executive officers and directors of PDC, their principal occupations for the past five years and additional information is set forth below:

Name	Age	Positions and Offices Held	Director Since	Directorship Term Expires

Barton R. Brookman, Jr.	53	President, Chief Executive Officer and Director	2015	2018

Gysle R. Shellum	64	Chief Financial Officer	—	—

Lance Lauck	53	Executive Vice President Corporate Development and Strategy	—	—

Scott J. Reasoner	54	Senior Vice President, Operations	—	—

Daniel W. Amidon	55	Senior Vice President, General Counsel and Secretary	—	—

Jeffrey C. Swoveland	61	Non-Executive Chairman	1991	2017

Joseph E. Casabona	72	Director	2007	2017

Anthony J. Crisafio	63	Director	2006	2018

Larry F. Mazza	55	Director	2007	2016

David C. Parke	49	Director	2003	2017

James M. Trimble	67	Director	2010	2016

Kimberly Luff Wakim	58	Director	2003	2018

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

Gysle R. Shellum was appointed Chief Financial Officer in 2008. Prior to joining PDC, Mr. Shellum served from September 2004 through September 2008 as Vice President, Finance and Special Projects of Crosstex Energy, L.P. (now EnLink Midstream LLC) in Dallas, Texas. EnLink Midstream LLC is a publicly traded Delaware limited partnership whose securities are listed on the NASDAQ Global Select Market and is an independent midstream energy company engaged in the gathering, transmission, treating, processing and marketing of natural gas and natural gas liquids. Mr. Shellum holds a B.B.A. in Accounting from the University of Texas, Arlington. In October 2015, Mr. Shellum announced that he would retire effective June 30, 2016.

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

Anthony J. Crisafio, a CPA, was first elected to the Board in 2006. Mr. Crisafio has served as an independent business consultant for more than 20 years, providing financial and operational advice to businesses in a variety of industries. He previously served as the part-time contract Chief Financial Officer of Empire Energy USA, LLC, a domestic oil and gas company. Mr. Crisafio also previously served as the Interim Chief Financial Officer for the MDS Associated Companies, a domestic oil and gas company, from November 2013 to August 2014. Mr. Cristafio is currently the part-time Chief Financial Officer for Tryfoods Manufacturing Inc., from November 2015 to present.  Mr. Crisafio served as Chief Operating Officer, Treasurer and member of the Board of Directors of Cinema World, Inc. from 1989 until 1993. From 1975 until 1989, he was employed by Ernst & Young LLP, last serving as a partner from 1986 to 1989. He was responsible for several Securities and Exchange Commission ("SEC") registered client engagements and gained significant experience with oil and gas industry clients and mergers and acquisitions. Mr. Crisafio also serves as an Advisory Board member for a number of privately held companies.

Larry F. Mazza, a CPA, was first elected to the Board in 2007. Mr. Mazza is President and Chief Executive Officer of MVB Financial Corp ("MVB"), a financial services company. He has more than 27 years of experience in both large banks and small community banks and is one of seven members of the West Virginia Board of Banking and Financial Institutions, which oversees the operation of financial institutions throughout West Virginia and advises the state Commissioner of Banking. Mr. Mazza is also an entrepreneur and is co-owner of nationally-recognized sports media business Football Talk, LLC, a pro football website and content provider for NBC SportsTalk. Prior to joining MVB in 2005, Mr. Mazza was Senior Vice President & Retail Banking Manager for BB&T Bank's West Virginia North region. Mr. Mazza was employed by BB&T and its predecessors from 1986 to 2005. Prior thereto, Mr. Mazza was President of Empire National Bank, and later served as Regional President of One Valley Bank. Mr. Mazza also previously worked for KPMG (or its predecessors) as a CPA with a focus on auditing. The Board has concluded that Mr. Mazza is qualified to serve as a Director because, among other things, he is a CPA, a CEO, and has extensive leadership and banking experience. Mr. Mazza also provides an important link to community and employee stakeholders, demonstrating a continuing commitment to PDC's workforce located in Bridgeport, West Virginia. Mr. Mazza graduated from West Virginia University with a degree in Business Administration.

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

James M. Trimble, a Registered Professional Engineer (“RPE”), was first elected to the Board in 2009. Mr. Trimble served as the CEO and President of the Company from June 2011 through June 2014, and continued to serve as the Company's CEO through December of 2014 until the appointment of Mr. Brookman to the position of CEO on January 1, 2015. From 2005 until November 2010, Mr. Trimble served as Managing Director of Grand Gulf Energy, Limited (ASX: GGE) ("Grand Gulf"), and as President and CEO of Grand Gulf's U.S. subsidiary, Grand Gulf Energy Company LLC, a domestic oil and gas exploration and development company. From 2000 through 2004, Mr. Trimble was CEO of Elysium Energy and then TexCal Energy LLC, both privately held oil and gas companies. Prior thereto, he was Senior Vice President of Exploration and Production for Cabot Oil and Gas (NYSE: COG). From November 2002 until May 2006, he also served as a director of Blue Dolphin Energy (NASDAQ: BDCO), an independent oil and gas company. Mr. Trimble currently serves on the Board of Directors of Callon Petroleum Company (NYSE: CPE). Mr. Trimble was an officer of the Company in September 2013, when each of twelve partnerships for which the Company was the managing general partner filed for bankruptcy in the federal bankruptcy court, Northern District of Texas, Dallas Division.

Kimberly Luff Wakim, an attorney and CPA, was first elected to the Board in 2003.  Ms. Wakim is a Partner with the law firm Clark Hill, PLC (formerly Thorp, Reed & Armstrong LLP), where she is the co-chair of the Corporate Restructuring and Bankruptcy Practice group. She has practiced law with the firm since 1990. Ms. Wakim was previously an auditor with Main Hurdman (now KPMG) and was Assistant Controller for PDC from 1982 to 1985. She has been a member of the American Institute of Certified Public Accountants and the West Virginia Society of Certified Public Accounts for more than 20 years.

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

ITEM 11. EXECUTIVE COMPENSATION

This Partnership does not have any employees or executives of its own. None of PDC's officers or directors receive any direct remuneration, compensation or reimbursement from this Partnership. These persons receive compensation solely from PDC. The Managing General Partner does not believe that PDC's executive and non-executive compensation structure, available to officers or directors who act on behalf of this Partnership, is reasonably likely to have a materially adverse effect on this Partnership's operations or conduct of PDC when carrying out duties and responsibilities to this Partnership, as Managing General Partner under the Agreement, or as operator under the D&O Agreement. The management fee and other amounts paid to the Managing General Partner by this Partnership are not used to directly compensate or reimburse PDC's officers or directors. No management fee was paid to PDC in 2015 or 2014 as this Partnership is not required to pay a management fee other than a one-time fee paid in the initial year of formation per the Agreement. This Partnership pays a monthly fee for each producing well based upon competitive industry rates for operations and field supervision and $100 per well per month for Partnership related general and administrative expenses that include accounting, engineering and management of this Partnership by the Managing General Partner. See Item 13, Certain Relationships and Related Transactions and Director Independence, for a discussion of compensation paid by this Partnership to the Managing General Partner.

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee interlocks.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The following table presents information as of December 31, 2015, concerning the Managing General Partner's interest in this Partnership and other persons known by this Partnership to own beneficially more than 5% of the interests in this Partnership. Each partner exercises sole voting and investing power with respect to the interest beneficially owned.

Limited Partnership Units
	Number of	Number of Units Beneficially Owned	Percentage of Total Units Outstanding	Percentage of
	Units			Total Partnership
	Outstanding Which			Interests
	Represent 63% of Total			Beneficially
Person or Group	Partnership Interests (1)			Owned
4,497.03
PDC Energy, Inc. (2) (3) (4) (5)	—	163.8	3.64%	2.29%

(1)	Additional general partner units were converted to limited partner interests at the completion of drilling activities.

(2)	PDC Energy, Inc., 1775 Sherman Street Suite 3000, Denver, Colorado 80203.

(3)
No director or officer of PDC owns an interest in limited partnerships sponsored by PDC. Pursuant to the Agreement, individual investor partners may present their units to PDC for purchase subject to certain conditions; however, PDC is not obligated to purchase more than 10% of the total outstanding units during any calendar year.

(4)
The percentage of “Total Partnership Interests Beneficially Owned” by PDC with respect to its limited partnership units repurchased is determined by multiplying the percentage of limited partnership units repurchased by PDC to total limited partnership units, by the limited partners' percentage ownership in this Partnership. [(163.8 units/4,497.03 units)*63% limited partnership ownership]

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

	Year Ended December 31,
Type of Service	2015	2014
Audit Fees (1)	$136,000	$140,000

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

(a)    The index to Financial Statements is located on page 30.
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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

99.1	Report of Independent Petroleum Consultants - Ryder Scott Company, LP					X

99.2	Audited Consolidated Financial Statements for the year ended December 31, 2015 of PDC Energy, Inc. and its subsidiaries, as Managing General Partner of this Partnership.	10-K	000-07246		02/22/2016

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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
March 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Barton R. Brookman, Jr.	President, Chief Executive Officer and Director	March 25, 2016
Barton R. Brookman, Jr.	PDC Energy, Inc. Managing General Partner of the Registrant
(Principal executive officer)

/s/ Gysle R. Shellum	Chief Financial Officer	March 25, 2016
Gysle R. Shellum	PDC Energy, Inc. Managing General Partner of the Registrant
(Principal financial officer)

/s/ R. Scott Meyers	Chief Accounting Officer	March 25, 2016
R. Scott Meyers	PDC Energy, Inc. Managing General Partner of the Registrant
(Principal accounting officer)

/s/ Jeffrey C. Swoveland	Chairman and Director	March 25, 2016
Jeffrey C. Swoveland	PDC Energy, Inc.
Managing General Partner of the Registrant

/s/ Joseph E. Casabona	Director	March 25, 2016
Joseph E. Casabona	PDC Energy, Inc.
Managing General Partner of the Registrant

/s/ Anthony J. Crisafio	Director	March 25, 2016
Anthony J. Crisafio	PDC Energy, Inc.
Managing General Partner of the Registrant

/s/ Larry F. Mazza	Director	March 25, 2016
Larry F. Mazza	PDC Energy, Inc.
Managing General Partner of the Registrant

/s/ Kimberly Luff Wakim	Director	March 25, 2016
Kimberly Luff Wakim	PDC Energy, Inc.
Managing General Partner of the Registrant