Form 10-Q
period 2016-06-30
Rockies Region 2006 Limited Partnership
filed 2016-08-12
CIK 1376912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended June 30, 2016
or

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

As of June 30, 2016, this Partnership had 4,497.03 units of limited partnership interest and no units of additional general partnership interest outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Rockies Region 2006 Limited Partnership
Condensed Balance Sheets
(unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$12,339	$12,445
Accounts receivable	70,318	53,932
Crude oil inventory	72,379	57,846
Total current assets	155,036	124,223
Crude oil and natural gas properties, successful efforts method, at cost	1,562,215	1,521,446
Less: Accumulated depreciation, depletion and amortization	(678,312)	(571,528)
Crude oil and natural gas properties, net	883,903	949,918
Total Assets	$1,038,939	$1,074,141

Liabilities and Partners' Equity
Current liabilities:
Accounts payable and accrued expenses	$5,645	$4,326
Due to Managing General Partner-other, net	145,315	135,480
Current portion of asset retirement obligations	360,000	345,000
Total current liabilities	510,960	484,806
Asset retirement obligations	1,914,423	1,846,433
Total Liabilities	2,425,383	2,331,239

Commitments and contingent liabilities

Partners' equity:
Managing General Partner	(5,448,997)	(5,401,139)
Limited Partners - 4,497.03 units issued and outstanding	4,062,553	4,144,041
Total Partners' Equity	(1,386,444)	(1,257,098)
Total Liabilities and Partners' Equity	$1,038,939	$1,074,141

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2006 Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Crude oil, natural gas and NGLs sales	$208,066	$198,782	$386,177	$341,841

Operating costs and expenses:
Crude oil, natural gas and NGLs production costs	129,791	146,126	268,228	287,550
Direct costs - general and administrative	21,605	39,758	57,521	61,398
Depreciation, depletion and amortization	52,113	30,059	106,784	139,574
Impairment of crude oil and natural gas properties	—	—	—	3,266,759
Accretion of asset retirement obligations	41,898	31,372	82,990	62,144
Total operating costs and expenses	245,407	247,315	515,523	3,817,425

Net loss	$(37,341)	$(48,533)	$(129,346)	$(3,475,584)

Net loss allocated to partners	$(37,341)	$(48,533)	$(129,346)	$(3,475,584)
Less: Managing General Partner interest in net loss	(13,816)	(17,957)	(47,858)	(1,285,966)
Net loss allocated to Investor Partners	$(23,525)	$(30,576)	$(81,488)	$(2,189,618)

Net loss per Investor Partner unit	$(5)	$(7)	$(18)	$(487)

Investor Partner units outstanding	4,497.03	4,497.03	4,497.03	4,497.03

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2006 Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(129,346)	$(3,475,584)
Adjustments to net loss to reconcile to net cash from operating activities:
Depreciation, depletion and amortization	106,784	139,574
Impairment of crude oil and natural gas properties	—	3,266,759
Accretion of asset retirement obligations	82,990	62,144
Changes in assets and liabilities:
Accounts receivable	(16,386)	(24,404)
Crude oil inventory	(14,533)	(16,636)
Accounts payable and accrued expenses	1,319	373
Due to Managing General Partner-other, net	(30,934)	(447)
Net cash from operating activities	(106)	(48,221)

Cash flows from investing activities:
Capital expenditures for crude oil and natural gas properties	—	(28,310)
Net cash from investing activities	—	(28,310)

Cash flows from financing activities:
Distributions to Partners	—	(47,167)
Net cash from financing activities	—	(47,167)

Net change in cash and cash equivalents	(106)	(123,698)
Cash and cash equivalents, beginning of period	12,445	136,226
Cash and cash equivalents, end of period	$12,339	$12,528

Supplemental cash flow information:
Non-cash investing activities:
Change in due to managing general partner-other, net related to purchases of properties and equipment	$40,769	$—

See accompanying notes to unaudited condensed financial statements.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2016
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

As of June 30, 2016, there were 1,974 limited partners ("Investor Partners") in this Partnership. PDC is the designated Managing General Partner of this Partnership and owns a 37% Managing General Partner ownership in this Partnership. According to the terms of the Agreement, revenues, costs and cash distributions of this Partnership are allocated 63% to the Investor Partners, which are shared pro rata based upon the number of units in this Partnership, and 37% to the Managing General Partner. The Managing General Partner may repurchase Investor Partner units under certain circumstances provided by the Agreement, upon request of an individual Investor Partner. Through June 30, 2016, the Managing General Partner had repurchased 164 units of Partnership interest from the Investor Partners at an average price of $2,351 per unit. As of June 30, 2016, the Managing General Partner owned 39.3% of this Partnership, including the repurchased interest. The Managing General Partner made no limited partner unit repurchases during the three months ended June 30, 2016.

In the Managing General Partner's opinion, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of this Partnership's results for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in the audited financial statements have been condensed or omitted. The December 31, 2015 condensed balance sheet data was derived from financial statements audited by PricewaterhouseCoopers LLP, independent registered public accounting firm, as indicated in their report filed with the SEC on March 25, 2016, but does not include disclosures required by U.S. GAAP. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with this Partnership's audited financial statements and notes thereto included in this Partnership's 2015 Form 10-K. This Partnership's accounting policies are described in the Notes to Financial Statements in this Partnership's 2015 Form 10-K and updated, as necessary, in this Quarterly Report on Form 10-Q. The results of operations and cash flows for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year or any future period.

Note 2 - Going Concern

This Partnership has historically funded its operations with cash flows from operations. This Partnership’s most significant cash outlays have related to its operating expenses, capital program and distributions to partners. The market price for crude oil, natural gas and NGLs decreased significantly during 2015 and continued to be depressed during the six months ended June 30, 2016. Although this Partnership's production increased 48% during the six months ended June 30, 2016 as compared to the comparable prior year period, as a result of the continued depressed commodity prices, this Partnership generated modest revenue of $386,000 during the six months ended June 30, 2016. Further, there was no improvement in this Partnership's liquidity during the six months ended June 30, 2016 as cash flows generated from crude oil, natural gas and NGLs sales were utilized for operating activities.

This Partnership's strained liquidity position resulting from declining commodity prices raises substantial doubt about its ability to continue as a going concern. Due to the significant decrease in liquidity experienced in 2015 that has continued into 2016 and anticipated future capital expenditures required to remain in compliance with certain regulatory requirements and to satisfy asset retirement obligations, the Managing General Partner believes that cash flows from operations will be insufficient to meet this Partnership’s obligations. One of this Partnership's most significant obligations is to the Managing General Partner, which is currently due for reimbursement of costs paid on behalf of this Partnership by the Managing General Partner. Such amounts are generally paid to third parties for general and administrative expenses and equipment and operating costs, as well as monthly operating fees payable to the Managing General Partner. Beginning in the second quarter of 2015 and continuing during the six

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

months ended June 30, 2016, this Partnership made no quarterly cash distributions to the Managing General Partner or Investor Partners.

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

In August 2014, the FASB issued a new standard related to the disclosure of uncertainties about an entity's ability to continue as a going concern. The new standard will explicitly require management to assess an entity's ability to continue as a going concern every reporting period and to provide related footnote disclosures in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016, with early adoption permitted. This Partnership expects to adopt this standard in the fourth quarter of 2016.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2016
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

The following table presents transactions with the Managing General Partner reflected in the condensed balance sheets line item “Due to Managing General Partner-other, net,” which remain undistributed or unsettled with this Partnership's investors as of the dates indicated:

	June 30, 2016	December 31, 2015
Crude oil, natural gas and NGLs sales revenues collected from this Partnership's third-party customers	$64,084	$59,824
Other (1)	(209,399)	(195,304)
Due to Managing General Partner-other, net	$(145,315)	$(135,480)

(1)
All other unsettled transactions between this Partnership and the Managing General Partner. The majority of these are capital expenditures, operating costs and general and administrative costs that have not been deducted from distributions. Included in the amount as of June 30, 2016 is $40,769 due to the Managing General Partner for purchases of crude oil and natural gas properties.

The following table presents Partnership transactions with the Managing General Partner for the three and six months ended June 30, 2016 and 2015. “Well operations and maintenance” is included in the “Crude oil, natural gas and NGLs production costs” line item on the condensed statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Well operations and maintenance	$118,022	$148,801	$253,480	$286,167
Direct costs - general and administrative	21,605	39,758	57,521	61,398
Cash distributions (1)	—	—	—	18,219

(1)
During the three and six months ended June 30, 2016, this Partnership made no quarterly cash distributions to the Managing General Partner or Investor Partners as cash flows generated from crude oil, natural gas and NGLs sales were utilized for operating activities. Cash distributions during the six months ended June 30, 2015 include $767 related to cash distributions for Investor Partner units repurchased by PDC.

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
June 30, 2016
(unaudited)

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

During the six months ended June 30, 2016 and 2015, as a result of the Managing General Partner's periodic review, no new environmental remediation projects were identified and this Partnership's expense for environmental remediation efforts was not significant. This Partnership had no liabilities for environmental remediation efforts as of June 30, 2016 or December 31, 2015.

The Managing General Partner is not currently aware of any environmental claims existing as of June 30, 2016 which have not been provided for or would otherwise have a material impact on this Partnership's condensed financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown past non-compliance with environmental laws or other potential sources of liability will not be discovered on this Partnership's properties.

In August 2015, the Managing General Partner received a Clean Air Act Section 114 Information Request (the "Information Request") from the United States Environmental Protection Agency ("EPA"). The Information Request seeks, among other things, information related to the design, operation, and maintenance of certain production facilities in the Denver-Julesburg Basin of Colorado. The Information Request focuses on historical operation and design information for 46 production facilities, of which one relates to this Partnership, and asks that the Managing General Partner conduct certain sampling and analyses at the identified 46 facilities. The Managing General Partner responded to the Information Request in January 2016. The Managing General Partner continues to meet with the EPA and provide additional information, but cannot predict the outcome of this matter at this time.

In addition, in December 2015, the Managing General Partner received a Compliance Advisory pursuant to C.R.S. § 25-7-115(2) from the Colorado Department of Public Health and Environment's Air Quality Control Commission's Air Pollution Control Division alleging that the Managing General Partner had failed to design, operate, and maintain certain condensate collection, storage, processing and handling operations to minimize leakage of volatile organic compounds to the maximum extent possible at 65 facilities consistent with applicable standards under Colorado law. Certain of this Partnership's wells were included in this list of 65 facilities. The Managing General Partner is in the process of responding to the advisory, and working with the agency on specific response processes, but cannot predict the outcome of this matter at this time.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

Note 7 - Asset Retirement Obligations

The following table presents the changes in the carrying amount of the asset retirement obligations associated with this Partnership's working interest in crude oil and natural gas properties:

Amount

Balance at December 31, 2015	$2,191,433
Accretion expense	82,990
Balance at June 30, 2016	2,274,423
Less current portion	(360,000)
Long-term portion	$1,914,423

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

Note 8 - Impairment of Crude Oil and Natural Gas Properties

During the six months ended June 30, 2015, this Partnership recognized an impairment charge of approximately $3.3 million to write-down its proved crude oil and natural gas properties. The impairment charge represented the amount by which the carrying value of the crude oil and natural gas properties exceeded the estimated fair value, and was therefore not recoverable. The estimated fair value of approximately $1.0 million, excluding estimated salvage value of $1.1 million, was determined based on estimated future discounted net cash flows, a Level 3 input, using estimated production and prices at which the Managing General Partner reasonably expects this Partnership's crude oil and natural gas will be sold. This Partnership had no impairments during the six months ended June 30, 2016.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Partnership Overview

Rockies Region 2006 Limited Partnership engages in the development, production and sale of crude oil, natural gas and NGLs. This Partnership began crude oil and natural gas operations in September 2006 and currently operates 63 gross (62.9 net) wells located in the Wattenberg Field of Colorado. The Managing General Partner markets this Partnership's crude oil, natural gas and NGLs production to midstream marketers. Crude oil, natural gas and NGLs are sold primarily under market-sensitive contracts in which the price varies as a result of market forces. PDC does not charge a separate fee for the marketing of the crude oil, natural gas and NGLs because these services are covered by the monthly well operating charge. Seasonal factors, such as effects of weather on realized commodity prices, costs incurred and availability of PDC or third-party owned pipeline capacity, and other factors such as high line pressures in the gathering system, whether caused by heat or third-party facilities issues, may impact this Partnership's results.
Partnership Operating Results Overview

Crude oil, natural gas and NGLs sales increased 13%, or $44,000, for the six months ended June 30, 2016 compared to the same period of 2015, attributable to a 48% increase in sales volume, offset in part by a decrease in the average sales price per barrel of crude oil equivalent ("Boe") of 23%. The average sales price per Boe was $22.63 for the six months ended June 30, 2016 compared to $29.56 for the same period a year ago.

For the six months ended June 30, 2016, this Partnership had a negligible net cash flow deficit from operating activities as compared to a cash flow deficit from operating activities of $48,000 for the comparable period of 2015. During six months ended June 30, 2016, this Partnership made no quarterly cash distributions to the Managing General Partner or Investor Partners as cash flows generated from crude oil, natural gas and NGLs sales were utilized for operating activities and this Partnership currently has outstanding payables to the Managing General Partner.

Modest crude oil, natural gas and NGLs sales and negative cash flows from operations, as well as anticipated future capital expenditures and asset retirement obligations, raise substantial doubt about this Partnership’s ability to continue as a going concern. See Note 2, Going Concern, to this Partnership's financial statements and Financial Condition, Liquidity and Capital Resources for additional information.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

Summary Operating Results

The following table presents selected information regarding this Partnership’s results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Number of gross productive wells (end of period)	63	63	—	63	63	—%

Production(1)
Crude oil (Bbl)	4,084	3,522	16%	8,927	6,333	41%
Natural gas (Mcf)	14,586	8,140	79%	29,045	17,113	70%
NGLs (Bbl)	1,657	1,311	26%	3,294	2,380	38%
Crude oil equivalent (Boe)(2)	8,172	6,190	32%	17,062	11,566	48%
Average Boe per day	90	68	32%	94	64	47%

Crude oil, natural gas and NGLs sales
Crude oil	$166,755	$169,191	(1)%	$310,004	$276,196	12%
Natural gas	20,197	17,331	17%	42,101	39,599	6%
NGLs	21,114	12,260	72%	34,072	26,046	31%
Total crude oil, natural gas and NGLs sales	$208,066	$198,782	5%	$386,177	$341,841	13%

Average selling price
Crude oil (per Bbl)	$40.83	$48.04	(15)%	$34.73	$43.61	(20)%
Natural gas (per Mcf)	1.38	2.13	(35)%	1.45	2.31	(37)%
NGLs (per Bbl)	12.74	9.35	36%	10.34	10.94	(5)%
Crude oil equivalent (per Boe)	25.46	32.11	(21)%	22.63	29.56	(23)%

Average cost per Boe
Crude oil, natural gas and NGLs production cost(3)	$15.88	$23.61	(33)%	$15.72	$24.86	(37)%
Depreciation, depletion and amortization	6.38	4.86	31%	6.26	12.07	(48)%

Operating costs and expenses
Direct costs - general and administrative	$21,605	$39,758	(46)%	$57,521	$61,398	(6)%
Depreciation, depletion and amortization	52,113	30,059	73%	106,784	139,574	(23)%
Impairment of crude oil and natural gas properties	—	—	*	—	3,266,759	*

Cash distributions	$—	$—	*	$—	$47,167	*

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

Crude Oil, Natural Gas and NGLs Sales

Changes in Crude Oil, Natural Gas and NGLs Sales Volumes. For the six months ended June 30, 2016 compared to the six months ended June 30, 2015, crude oil, natural gas and NGLs production, on an energy equivalency-basis, increased 48%, primarily attributable to a reduction in system line pressures and, to a lesser extent, resumed production from certain wells that were shut-in during the comparable 2015 period for well-bore integrity testing, per state regulations.

This Partnership experienced lower line pressures in the six months ended June 30, 2016 when compared to the six months ended June 30, 2015 as gathering system line pressures decreased following the commissioning of DCP Midstream’s Lucerne II plant in the summer of 2015 and the Grand Parkway gas gathering project in December 2015 down to levels that were consistent with the Managing General Partner's projections. Line pressures on the midstream system decreased from an average of approximately 185 pounds per square inch ("psi") during the six months ended June 30, 2015 to an average of approximately 135 psi during the six months ended June 30, 2016.As a result of the reduction in line pressures during the six months ended June 30, 2016, production from this Partnership's vertical wells increased by 48% compared to the six months ended June 30, 2015. Despite experiencing lower pressures during the first six months of 2016 as compared to the comparable period of 2015, line pressures began to build toward the end of the second quarter of 2016 as system volumes increased and the region experienced warmer weather. Other contributing factors to the increase in line pressures were DCP Midstream experiencing significant unexpected downtime during the quarter on some of its major plants, as well as performing extensive scheduled maintenance on one of its higher capacity gas plants. The Managing General Partner expects the gathering system pressures on the system to stabilize and then decrease as cooler weather arrives by the end of the third quarter. Over time, however, potential improvement will be offset by natural production declines. This Partnership relies on its third-party midstream service provider to construct compression, gathering and processing facilities to keep pace with production growth. As a result, the timing and availability of additional facilities going forward is substantially beyond the Managing General Partner's control. Falling commodity prices have resulted in reduced investment in midstream facilities by some third parties, increasing the risk that sufficient midstream infrastructure will not be available in future periods.

Changes in Crude Oil Sales. The approximate $34,000, or 12%, increase in crude oil sales for the six months ended June 30, 2016 as compared to the same prior year period, was attributable to a production volume increase of 41%, offset in part by a decrease in the average selling price of 20% per Bbl. The average selling price per Bbl was $34.73 for the current year six month period compared to $43.61 for the same prior year period.

The decrease in crude oil sales for the three months ended June 30, 2016 as compared to the same prior year period, was attributable to a decrease in the average selling price of 15% per Bbl, offset in part by a production volume increase of 16%. The average selling price per Bbl was $40.83 for the current year three month period compared to $48.04 for the same prior year period.

Changes in Natural Gas Sales. The 6% increase in natural gas sales during the six months ended June 30, 2016 as compared to the same prior year period, was attributable to a production volume increase of 70%, offset in part by a decrease in the average selling price of 37% per Mcf. The average selling price per Mcf was $1.45 for the current year six month period compared to $2.31 for the same prior year period.

The approximate 17% increase in natural gas sales during the three months ended June 30, 2016 as compared to the same prior year period, was attributable to a production volume increase of 79%, offset in part by a decrease in the average selling price of 35% per Mcf. The average selling price per Mcf was $1.38 for the current year three month period compared to $2.13 for the same prior year period.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Changes in NGLs Sales. The approximate $8,000, or 31%, increase in NGLs sales during the six months ended June 30, 2016 as compared to the same prior year period, resulted from the 38% increase in production volume, partially offset by a 5% decrease in the average selling price per Bbl. The average selling price per Bbl was $10.34 for the current year six month period compared to $10.94 for the same prior year period.

The approximate $9,000, or 72%, increase in NGLs sales during the three months ended June 30, 2016 as compared to the same prior year period, resulted from the 36% increase in the average selling price per Bbl and the 26% increase in production volume. The average selling price per Bbl was $12.74 for the current year three month period compared to $9.35 for the same prior year period.

Crude Oil, Natural Gas and NGLs Pricing. This Partnership's results of operations depend upon many factors, particularly the price of crude oil, natural gas and NGLs, and the Managing General Partner's ability to market this Partnership's production effectively. Crude oil, natural gas and NGLs prices are among the most volatile of all commodity prices. While the price of crude oil decreased during the first half of 2016 compared to the first half of 2015, prices during the second quarter of 2016 increased substantially compared to the first quarter of 2016 as the number of US crude oil rigs and inventories declined. Natural gas prices also decreased during the first half of 2016 when compared to the same prior year period. Due to an oversupply of nearly all domestic NGLs products, this Partnership's average realized sales price for NGLs during the first half of 2016 reflected the same low levels seen during the last quarter of 2015, although NGLs prices were somewhat higher in the second quarter relative to the prior year period. With the initiation of ethane exports and increased NGLs demand, NGLs prices are starting to trend upward.

This Partnership's crude oil, natural gas and NGLs sales are recorded under the “net-back” as purchasers of the commodities also provide transportation, gathering and processing services. This Partnership sells commodities at the wellhead and collects a price and recognizes revenues based on the wellhead sales price as transportation and processing costs downstream of the wellhead are incurred by the purchaser and reflected in the wellhead price. The net-back method results in the recognition of a sales price that is below the indices for which the production is based.

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

Six months ended June 30, 2016 as compared to six months ended June 30, 2015

Crude oil, natural gas and NGLs production costs for the six months ended June 30, 2016 decreased $19,000 compared to the same period in 2015, primarily attributable to a decrease in well swabbing costs and wireline work, fittings and lift system repair costs, offset in part by an increase in production taxes, labor costs and metering charges by this Partnership's midstream provider.

Three months ended June 30, 2016 as compared to three months ended June 30, 2015

Crude oil, natural gas and NGLs production costs for the three months ended June 30, 2016 decreased $16,000 compared to the same period in 2015, primarily attributable to a decrease in well swabbing costs and wireline work, fixed monthly well operating costs, fittings and lift system repair costs, offset in part by an increase in production taxes, labor costs and metering charges by this Partnership's midstream provider.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Direct costs - general and administrative

Six months ended June 30, 2016 as compared to six months ended June 30, 2015

Direct costs - general and administrative for the six months ended June 30, 2016 decreased approximately $4,000 compared to the same period in 2015, primarily attributable to lower professional fees for audit services.

Three months ended June 30, 2016 as compared to three months ended June 30, 2015

Direct costs - general and administrative for the three months ended June 30, 2016 decreased approximately $18,000 compared to the same period in 2015, primarily attributable to lower professional fees for audit services.

Depreciation, Depletion and Amortization

Six months ended June 30, 2016 as compared to six months ended June 30, 2015

Depreciation, depletion and amortization ("DD&A") expense related to crude oil and natural gas properties is directly related to proved reserves and production volumes. DD&A expense decreased for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to a decrease in the DD&A expense rate, partially offset by increased production volumes. The DD&A expense rate per Boe decreased to $6.26 for the first six months of 2016 compared to $12.07 during the same period in 2015 due to the effect of impairments recorded in 2015 to write-down certain capitalized well costs on this Partnership's proved crude oil and natural gas properties. Partially offsetting this decrease was the decline in proved developed reserves at December 31, 2015 as compared to December 31, 2014, as a result of the significant decrease in SEC commodity prices utilized in the December 31, 2015 reserve report and the removal of vertical re-fracs and re-completions from the proved developed reserves, due to the current depressed commodity price environment.

Three months ended June 30, 2016 as compared to three months ended June 30, 2015

DD&A expense increased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to an increase in the DD&A expense rate and an increased production volumes. The DD&A expense rate per Boe increased to $6.38 for the three months ended June 30, 2016 compared to $4.86 during the same period in 2015 due to the decline in proved developed reserves at December 31, 2015 as compared to December 31, 2014, as a result of the significant decrease in SEC commodity prices utilized in the December 31, 2015 reserve report and the removal of vertical re-fracs and re-completions from the proved developed reserves, due to the current depressed commodity price environment.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Impairment of Crude Oil and Natural Gas Properties

Six months ended June 30, 2016 as compared to six months ended June 30, 2015

During the six months ended June 30, 2015 , this Partnership recognized an impairment charge of approximately $3.3 million to write-down its proved crude oil and natural gas properties. The impairment charge represented the amount by which the carrying value of the crude oil and natural gas properties exceeded the estimated fair value, and was therefore not recoverable. The estimated fair value of approximately $1.0 million, excluding estimated salvage value of $1.1 million, was determined based on estimated future discounted net cash flows, a Level 3 input, using estimated production and prices at which the Managing General Partner reasonably expects this Partnership's crude oil and natural gas will be sold. Further deterioration of commodity prices could result in additional impairment charges to this Partnership's crude oil and natural gas properties. See Note 8, Impairment of Crude Oil and Natural Gas Properties, to this Partnership's financial statements included elsewhere in this report for additional information.

Asset Retirement Obligations and Accretion Expense

Six months ended June 30, 2016 as compared to six months ended June 30, 2015

Of the 63 wells in this partnership, 31 wells had an increase in production totaling approximately 8.0 MBoe, or 69%, during the six months ended June 30, 2016 compared to the same prior year period and eight wells had a decrease in production totaling approximately 1.6 MBoe, or 14%, during the six months ended June 30, 2016 compared to the same prior year period. The remaining 24 wells did not produce or produced minimal amounts of hydrocarbons during both periods. The Managing General Partner is reviewing the Partnership's wells that have the potential to increase production during this lower line pressure environment by incurring minimal expense. The Managing General Partner expects that a portion of this Partnership's wells may be uneconomical to operate and may be plugged and abandoned. As a result, as of June 30, 2016, this Partnership has classified a portion of the asset retirement obligation as a current liability.

Accretion of asset retirement obligations ("ARO") expense for the six months ended June 30, 2016 increased $21,000 compared to the same period in 2015, primarily attributable to an increase in asset retirement obligations recorded in December 2015 to reflect increased estimated costs for materials and services related to the plugging and abandonment of certain vertical wells, as well as a decrease in the estimated useful life of these wells.

Three months ended June 30, 2016 as compared to three months ended June 30, 2015

ARO expense for the three months ended June 30, 2016 increased $11,000 compared to the same period in 2015, primarily attributable to an increase in asset retirement obligations recorded in December 2015 to reflect increased estimated costs for materials and services related to the plugging and abandonment of certain vertical wells, as well as a decrease in the estimated useful life of these wells.

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

This Partnership's future operations are expected to be conducted with available funds and revenues generated from crude oil, natural gas and NGLs production activities. Greater cash flow would most likely occur from improved commodity pricing and, to a lesser extent, a sustained increase in production. However, crude oil, natural gas and NGLs production from existing properties are generally expected to continue a gradual decline in the rate of production over the remaining life of the wells. Accordingly, this Partnership anticipates a lower annual level of crude oil, natural gas and NGLs production and, therefore, lower revenues unless commodity prices increase. Under these circumstances, decreased production would have a material adverse impact on this Partnership's operations and may result in a continued lack of cash distributions to the Managing General Partner and Investor Partners through 2016 and beyond. This Partnership generated no liquidity during the six months ended June 30, 2016, as cash flows generated from crude oil, natural gas and NGLs sales were utilized for operating activities. Due to the significant decrease in liquidity experienced in 2015 that has continued into 2016 and anticipated future capital expenditures required to remain in compliance with certain regulatory requirements and to satisfy asset retirement obligations, the Managing General Partner believes that cash flows from operations will be insufficient to meet this Partnership’s obligations. Commodity prices during the three months ended June 30, 2016 have shown improvement over pricing experienced during the three months ended March 31, 2016. This level of price improvement alone is not likely to be sufficient to alleviate concerns of this Partnership’s ability to meet its obligations. To meet such obligations, this Partnership would likely need to continue to experience the production volume improvement seen during the six months ended June 30, 2016 and commodity pricing would need to significantly improve over pricing seen during the six months ended June 30, 2016. Beginning in the second quarter of 2015 and continuing through the six months ended June 30, 2016, this Partnership made no quarterly cash distributions to the Managing General Partner or Investor Partners. See Note 2, Going Concern, included elsewhere in this report for additional information.
Working Capital

At June 30, 2016, this Partnership had a working capital deficit of $356,000 compared to a working capital deficit of $361,000 at December 31, 2015. The $5,000 decrease from December 31, 2015 to June 30, 2016 was primarily due to the following changes:

•	an increase in accounts receivable of $16,000; and

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

•	an increase in crude oil inventory of $15,000.

Offset in part by:

•	an increase in the current portion of asset retirement obligations of $15,000; and

•	an increase in amounts due to managing general partner, net of $10,000.

Although the D&O Agreement permits this Partnership to borrow funds on its behalf for Partnership activities, the Managing General Partner does not anticipate electing to fund a portion of this Partnership's activities, if any, through borrowings. Partnership borrowings, should any occur, will be non-recourse to the Investor Partners. Accordingly, this Partnership, rather than the Investor Partners, will be responsible for repaying any amounts borrowed.

Cash Flows

Operating Activities

This Partnership's cash flows from operating activities in the six months ended June 30, 2016 were primarily impacted by commodity prices, production volumes, operating costs and direct costs-general and administrative expenses. The key components of the changes in this Partnership's cash flows from operating activities are described in more detail in Results of Operations above.

Net cash flow deficits from operating activities was negligible during the six months ended June 30, 2016 compared to net cash flow deficits from operating activities of $48,000 for the comparable period in 2015. The increase of $48,000 in cash from operating activities was due primarily to the following:

•	an increase in crude oil, natural gas and NGLs sales of $44,000;

•	a decrease in production costs of $19,000; and

•	a decrease in direct costs - general and administrative of $4,000.

Offset in part by:

•	an decrease in changes in operating assets and liabilities of $19,000.

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

Investing Activities

Cash flows from investing activities consist of investments in equipment. From time to time, this Partnership invests in equipment which supports treatment, delivery and measurement of crude oil, natural gas and NGLs or environmental protection. During the six months ended June 30, 2016, there was no cash expended for investment in equipment compared to $28,000 during the six months ended June 30, 2015.

Financing Activities

This Partnership initiated monthly cash distributions to investors in May 2007 and has distributed $93.8 million through June 30, 2016. The table below presents cash distributions to this Partnership's investors. Distributions to the Managing General Partner represent amounts distributed to the Managing General Partner for its 37% general partner interest in this Partnership and

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Investor Partner distributions include amounts distributed to Investor Partners for their 63% ownership share in this Partnership, including amounts distributed to the Managing General Partner for limited partnership units repurchased.

Beginning in the second quarter of 2015 and continuing during the six months ended June 30, 2016, this Partnership made no quarterly cash distributions to the Managing General Partner or Investor Partners as cash flows generated from crude oil, natural gas and NGLs sales were utilized for operating activities. This Partnership made distributions totaling $17,000 and $30,000 to the Managing General Partner and Investor Partners, respectively, during the first quarter of 2015.

Off-Balance Sheet Arrangements

As of June 30, 2016, this Partnership had no off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on this Partnership's financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

(a)    Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, PDC, as Managing General Partner on behalf of this Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of this Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on the results of this evaluation, the Managing General Partner's Chief Executive Officer and Principal Financial Officer concluded that this Partnership's disclosure controls and procedures were effective as of June 30, 2016.

(b)    Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2016, PDC, the Managing General Partner, made no changes in this Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect this Partnership's internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unit Repurchase Program. Investor Partners of this Partnership are permitted to request that the Managing General Partner repurchase their respective individual Investor Partner units, up to an aggregate total limit during any calendar year for all requesting Investor Partner unit repurchases of 10% of the initial subscription units. The Managing General Partner made no limited partner unit repurchases during the three months ended June 30, 2016.

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
X

31.2
Certification by Principal Financial Officer of PDC Energy, Inc., the Managing General Partner of this Partnership, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X

32.1*
Certifications by Chief Executive Officer and Principal Financial Officer of PDC Energy, Inc., the Managing General Partner of this Partnership, pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
August 12, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Barton R. Brookman	President and Chief Executive Officer	August 12, 2016
Barton R. Brookman	PDC Energy, Inc. Managing General Partner of the Registrant
(principal executive officer)

/s/ R. Scott Meyers	Chief Accounting Officer	August 12, 2016
R. Scott Meyers	PDC Energy, Inc. Managing General Partner of the Registrant
(principal financial officer)