Form 10-Q
period 2016-09-30
Rockies Region 2006 Limited Partnership
filed 2016-11-10
CIK 1376912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2016
or

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

As of September 30, 2016, this Partnership had 4,497.03 units of limited partnership interest and no units of additional general partnership interest outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Rockies Region 2006 Limited Partnership
Condensed Balance Sheets
(unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$11,937	$12,445
Accounts receivable	67,789	53,932
Crude oil inventory	29,690	57,846
Total current assets	109,416	124,223
Crude oil and natural gas properties, successful efforts method, at cost	1,570,886	1,521,446
Less: Accumulated depreciation, depletion and amortization	(735,460)	(571,528)
Crude oil and natural gas properties, net	835,426	949,918
Total Assets	$944,842	$1,074,141

Liabilities and Partners' Equity
Current liabilities:
Accounts payable and accrued expenses	$5,719	$4,326
Due to Managing General Partner-other, net	174,469	135,480
Current portion of asset retirement obligations	360,000	345,000
Total current liabilities	540,188	484,806
Asset retirement obligations	1,920,553	1,846,433
Total Liabilities	2,460,741	2,331,239

Commitments and contingent liabilities

Partners' equity:
Managing General Partner	(5,496,895)	(5,401,139)
Limited Partners - 4,497.03 units issued and outstanding	3,980,996	4,144,041
Total Partners' Equity	(1,515,899)	(1,257,098)
Total Liabilities and Partners' Equity	$944,842	$1,074,141

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2006 Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Crude oil, natural gas and NGLs sales	$242,124	$236,133	$628,301	$577,974

Operating costs and expenses:
Crude oil, natural gas and NGLs production costs	219,640	191,890	487,868	479,440
Direct costs - general and administrative	52,296	31,477	109,817	92,875
Depreciation, depletion and amortization	57,148	46,298	163,932	185,872
Impairment of crude oil and natural gas properties	—	—	—	3,266,759
Accretion of asset retirement obligations	42,495	31,984	125,485	94,128
Total operating costs and expenses	371,579	301,649	887,102	4,119,074

Net loss	$(129,455)	$(65,516)	$(258,801)	$(3,541,100)

Net loss allocated to partners	$(129,455)	$(65,516)	$(258,801)	$(3,541,100)
Less: Managing General Partner interest in net loss	(47,898)	(24,241)	(95,756)	(1,310,207)
Net loss allocated to Investor Partners	$(81,557)	$(41,275)	$(163,045)	$(2,230,893)

Net loss per Investor Partner unit	$(18)	$(9)	$(36)	$(496)

Investor Partner units outstanding	4,497.03	4,497.03	4,497.03	4,497.03

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2006 Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(258,801)	$(3,541,100)
Adjustments to net loss to reconcile to net cash from operating activities:
Depreciation, depletion and amortization	163,932	185,872
Impairment of crude oil and natural gas properties	—	3,266,759
Accretion of asset retirement obligations	125,485	94,128
Changes in assets and liabilities:
Accounts receivable	(13,857)	(41,799)
Crude oil inventory	28,156	11,464
Accounts payable and accrued expenses	1,393	(237)
Asset retirement obligations	(36,365)	—
Due to Managing General Partner-other, net	30,318	6,533
Net cash from operating activities	40,261	(18,380)

Cash flows from investing activities:
Capital expenditures for crude oil and natural gas properties	(40,769)	(58,269)
Net cash from investing activities	(40,769)	(58,269)

Cash flows from financing activities:
Distributions to Partners	—	(47,167)
Net cash from financing activities	—	(47,167)

Net change in cash and cash equivalents	(508)	(123,816)
Cash and cash equivalents, beginning of period	12,445	136,226
Cash and cash equivalents, end of period	$11,937	$12,410

Supplemental cash flow information:
Non-cash investing activities:
Change in due to managing general partner-other, net related to purchases of properties and equipment	$8,671	$—

See accompanying notes to unaudited condensed financial statements.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2016
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

As of September 30, 2016, there were 1,974 limited partners ("Investor Partners") in this Partnership. PDC is the designated Managing General Partner of this Partnership and owns a 37% Managing General Partner ownership in this Partnership. According to the terms of the Agreement, revenues, costs and cash distributions of this Partnership are allocated 63% to the Investor Partners, which are shared pro rata based upon the number of units in this Partnership, and 37% to the Managing General Partner. The Managing General Partner may repurchase Investor Partner units under certain circumstances provided by the Agreement, upon request of an individual Investor Partner. Through September 30, 2016, the Managing General Partner had repurchased 164 units of Partnership interest from the Investor Partners at an average price of $2,351 per unit. As of September 30, 2016, the Managing General Partner owned 39% of this Partnership, including the repurchased interest. The Managing General Partner made no limited partner unit repurchases during the three months ended September 30, 2016.

In the Managing General Partner's opinion, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of this Partnership's results for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in the audited financial statements have been condensed or omitted. The December 31, 2015 condensed balance sheet data was derived from financial statements audited by PricewaterhouseCoopers LLP, independent registered public accounting firm, as indicated in their report filed with the SEC on March 25, 2016, but does not include disclosures required by U.S. GAAP. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with this Partnership's audited financial statements and notes thereto included in this Partnership's 2015 Form 10-K. This Partnership's accounting policies are described in the Notes to Financial Statements in this Partnership's 2015 Form 10-K and updated, as necessary, in this Quarterly Report on Form 10-Q. The results of operations and cash flows for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year or any future period.

Note 2 - Going Concern

This Partnership has historically funded its operations with cash flows from operations. This Partnership’s most significant cash outlays have related to its operating expenses, capital program and distributions to partners. This Partnership's revenue is primarily influenced by crude oil sales. The commodity price for crude oil generally remained strong from this Partnership's inception into the fourth quarter of 2014. However, crude oil prices decreased significantly during 2015 and continued to be depressed during the first six months of 2016 with some improvement during the three months ended September 30, 2016. Although this Partnership's production increased 24% during the nine months ended September 30, 2016 as compared to the comparable prior year period, as a result of the lower commodity prices, this Partnership generated modest revenue of $628,000 during the nine months ended September 30, 2016. Further, there was no improvement in this Partnership's liquidity during the nine months ended September 30, 2016 as cash flows generated from crude oil, natural gas and NGLs sales were utilized for operating activities and capital expenditures.

This Partnership's strained liquidity position resulting from declining commodity prices raises substantial doubt about its ability to continue as a going concern. Due to the significant decrease in liquidity experienced in 2015 that has continued into 2016 and anticipated future capital expenditures required to remain in compliance with certain regulatory requirements and to satisfy asset retirement obligations, the Managing General Partner believes that cash flows from operations will be insufficient to meet this Partnership’s obligations. The price of crude oil during the three months ended September 30, 2016 has shown improvement over pricing experienced during the first half of 2016. This level of price improvement alone is not likely to be sufficient to alleviate c

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

oncerns regarding this Partnership’s ability to meet its obligations. One of this Partnership's most significant obligations is to the Managing General Partner, a portion of which is currently past due, for reimbursement of costs paid on behalf of this Partnership by the Managing General Partner. Such amounts are generally paid to third parties for general and administrative expenses and equipment and operating costs, as well as monthly operating fees payable to the Managing General Partner. Beginning in the second quarter of 2015 and continuing during the nine months ended September 30, 2016, this Partnership made no quarterly cash distributions to the Managing General Partner or Investor Partners.

The ability of this Partnership to continue as a going concern is dependent upon its ability to attain a level of cash flows from operations sufficient to fund current and future obligations and to allow for distributions to limited partners. Greater cash flow would most likely occur from improved commodity pricing and, to a lesser extent, a sustained increase in production. However, historically, as a result of the normal production decline in a well's production life cycle, this Partnership has not experienced a sustained increase in production without capital expenditures.

The Managing General Partner is considering various options to mitigate risks that raise substantial doubt about this Partnership’s ability to continue as a going concern, including, but not limited to, deferral of payment of certain obligations (the majority of which are due to the Managing General Partner), continued suspension of distributions to partners, partial or complete sale of assets and the shutting-in of wells. However, there can be no assurance that this Partnership will be able to mitigate such conditions. Failure to do so could result in a partial asset sale or some form of bankruptcy, liquidation or dissolution of this Partnership.

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

In August 2014, the FASB issued a new standard related to the disclosure of uncertainties about an entity's ability to continue as a going concern. The new standard will explicitly require management to assess an entity's ability to continue as a going concern every reporting period and to provide related footnote disclosures in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016, with early adoption permitted. This Partnership expects to adopt this standard in the fourth quarter of 2016. Adoption of this standard is not expected to have a significant impact on this Partnership's financial statements.

In August 2016, the FASB issued an accounting update on statements of cash flows to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Managing

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

General Partner of this Partnership is currently evaluating the impact these changes may have on this Partnership's financial statements.

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

The following table presents transactions with the Managing General Partner reflected in the condensed balance sheets line item “Due to Managing General Partner-other, net,” which remain undistributed or unsettled with this Partnership's investors as of the dates indicated:

	September 30, 2016	December 31, 2015
Crude oil, natural gas and NGLs sales revenues collected from this Partnership's third-party customers	$72,093	$59,824
Other (1)	(246,562)	(195,304)
Due to Managing General Partner-other, net	$(174,469)	$(135,480)

(1)
All other unsettled transactions between this Partnership and the Managing General Partner. The majority of these are capital expenditures, operating costs and general and administrative costs that have not been deducted from distributions. Included in the amount as of September 30, 2016 is $8,671 due to the Managing General Partner for purchases of crude oil and natural gas properties.

The following table presents Partnership transactions with the Managing General Partner for the three and nine months ended September 30, 2016 and 2015. “Well operations and maintenance” is included in the “Crude oil, natural gas and NGLs production costs” line item on the condensed statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Well operations and maintenance	$209,844	$191,065	$463,324	$477,233
Direct costs - general and administrative	52,296	31,477	109,817	92,875
Cash distributions (1)	—	—	—	18,219

(1)
During the three and nine months ended September 30, 2016, this Partnership made no quarterly cash distributions to the Managing General Partner or Investor Partners as cash flows generated from crude oil, natural gas and NGLs sales were utilized for operating activities and capital expenditures. Cash distributions during the nine months ended September 30, 2015 include $767 related to cash distributions for Investor Partner units repurchased by PDC.

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
September 30, 2016
(unaudited)

to the asset or liability, and may affect the valuation of the assets and liabilities and their placement within the fair value hierarchy levels. The carrying value of the financial instruments included in current assets and current liabilities approximate fair value due to the short-term maturities of these instruments.

The Managing General Partner utilizes fair value, on a non-recurring basis, to perform impairment testing on this Partnership's crude oil and natural gas properties by comparing net capitalized costs, or carrying value, to estimated undiscounted future net cash flows. If net capitalized costs exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value and is measured by the amount by which the net capitalized costs exceed their estimated fair value.

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

During the nine months ended September 30, 2016 and 2015, as a result of the Managing General Partner's periodic review, no new environmental remediation projects were identified and this Partnership's expense for environmental remediation efforts was not significant. This Partnership had no liabilities for environmental remediation efforts as of September 30, 2016 or December 31, 2015.

The Managing General Partner is not currently aware of any environmental claims existing as of September 30, 2016 which have not been provided for or would otherwise have a material impact on this Partnership's condensed financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown past non-compliance with environmental laws or other potential sources of liability will not be discovered on this Partnership's properties.

In August 2015, the Managing General Partner received a Clean Air Act Section 114 Information Request (the "Information Request") from the United States Environmental Protection Agency ("EPA"). The Information Request sought, among other things, information related to the design, operation, and maintenance of certain production facilities in the Denver-Julesburg Basin of Colorado. The Information Request focused on historical operation and design information for 46 production facilities, of which one relates to this Partnership, and asked that the Managing General Partner conduct sampling and analyses at the identified 46 facilities. The Managing General Partner responded to the Information Request in January 2016. The Managing General Partner continues to meet with the EPA and provide additional information, but cannot predict the outcome of this matter at this time.

In addition, in December 2015, the Managing General Partner received a Compliance Advisory pursuant to C.R.S. § 25-7-115(2) from the Colorado Department of Public Health and Environment's Air Quality Control Commission's Air Pollution Control Division alleging that the Managing General Partner had failed to design, operate, and maintain certain condensate collection, storage, processing and handling operations to minimize leakage of volatile organic compounds to the maximum extent possible at 65 facilities consistent with applicable standards under Colorado law. Certain of this Partnership's wells were included in this list of 65 facilities. The Managing General Partner is working with the agency to address the allegations, but cannot predict the outcome of this matter at this time.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

Note 7 - Asset Retirement Obligations

The following table presents the changes in the carrying amount of the asset retirement obligations associated with this Partnership's working interest in crude oil and natural gas properties:

Amount

Balance at December 31, 2015	$2,191,433
Obligations discharged with asset retirements	(36,365)
Accretion expense	125,485
Balance at September 30, 2016	2,280,553
Less current portion	(360,000)
Long-term portion	$1,920,553

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

Note 8 - Impairment of Crude Oil and Natural Gas Properties

During the nine months ended September 30, 2015, this Partnership recognized an impairment charge of approximately $3.3 million to write-down its proved crude oil and natural gas properties. The impairment charge represented the amount by which the carrying value of the crude oil and natural gas properties exceeded the estimated fair value, and was therefore not recoverable. The estimated fair value of approximately $1.0 million, excluding estimated salvage value of $1.1 million, was determined based on estimated future discounted net cash flows, a Level 3 input, using estimated production and prices at which the Managing General Partner reasonably expected this Partnership's crude oil and natural gas would be sold. This Partnership had no impairments during the nine months ended September 30, 2016.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Partnership Overview

This Partnership engages in the development, production and sale of crude oil, natural gas and NGLs. This Partnership began crude oil and natural gas operations in September 2006 and currently operates 62 gross (61.9 net) wells located in the Wattenberg Field of Colorado. The Managing General Partner markets this Partnership's crude oil, natural gas and NGLs production to midstream marketers. Crude oil, natural gas and NGLs are sold primarily under market-sensitive contracts in which the price varies as a result of market forces. PDC does not charge a separate fee for the marketing of the crude oil, natural gas and NGLs because these services are covered by a monthly well operating charge. Seasonal factors, such as effects of weather on realized commodity prices, costs incurred and availability of PDC or third-party owned pipeline capacity, and other factors such as high line pressures in the gathering system, whether caused by heat or third-party facilities issues, may impact this Partnership's results.
Partnership Operating Results Overview

Crude oil, natural gas and NGLs sales increased $50,000, or 9%, for the nine months ended September 30, 2016 compared to the comparable period of 2015, attributable to a 24% increase in sales volume, offset in part by a decrease in the average sales price per barrel of crude oil equivalent ("Boe") of 12%. The average sales price per Boe was $24.30 for the nine months ended September 30, 2016 compared to $27.76 for the same period a year ago.

Primarily as a result of the increased sales revenues, this Partnership experienced increased cash flows from operations. For the nine months ended September 30, 2016, this Partnership had net cash from operations of $40,000 compared to a net cash deficit from operations of $18,000 for the comparable period of 2015. During the nine months ended September 30, 2016, this Partnership made no quarterly cash distributions to the Managing General Partner or Investor Partners as cash flows generated from crude oil, natural gas and NGLs sales were utilized for operating activities and capital expenditures and this Partnership currently has outstanding payables to the Managing General Partner.

Modest crude oil, natural gas and NGLs sales as well as anticipated future capital expenditures and asset retirement obligations, raise substantial doubt about this Partnership’s ability to continue as a going concern. See Note 2, Going Concern, to this Partnership's financial statements and Financial Condition, Liquidity and Capital Resources for additional information.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

Summary Operating Results

The following table presents selected information regarding this Partnership’s results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Number of gross productive wells (end of period)	62	63	(2)%	62	63	(2)%

Production(1)
Crude oil (Bbl)	4,301	5,072	(15)%	13,228	11,405	16%
Natural gas (Mcf)	14,597	13,778	6%	43,642	30,891	41%
NGLs (Bbl)	2,063	1,883	10%	5,357	4,263	26%
Crude oil equivalent (Boe)(2)	8,797	9,251	(5)%	25,859	20,817	24%
Average Boe per day	96	101	(5)%	94	76	24%

Crude oil, natural gas and NGLs sales
Crude oil	$187,834	$188,808	(1)%	$497,838	$465,004	7%
Natural gas	31,311	30,199	4%	73,412	69,798	5%
NGLs	22,979	17,126	34%	57,051	43,172	32%
Total crude oil, natural gas and NGLs sales	$242,124	$236,133	3%	$628,301	$577,974	9%

Average selling price
Crude oil (per Bbl)	$43.67	$37.23	17%	$37.64	$40.77	(8)%
Natural gas (per Mcf)	2.15	2.19	(2)%	1.68	2.26	(26)%
NGLs (per Bbl)	11.14	9.10	22%	10.65	10.13	5%
Crude oil equivalent (per Boe)	27.52	25.53	8%	24.30	27.76	(12)%

Average cost per Boe
Crude oil, natural gas and NGLs production cost(3)	$24.97	$20.74	20%	$18.87	$23.03	(18)%
Depreciation, depletion and amortization	6.50	5.00	30%	6.34	8.93	(29)%

Operating costs and expenses
Direct costs - general and administrative	$52,296	$31,477	66%	$109,817	$92,875	18%
Depreciation, depletion and amortization	57,148	46,298	23%	163,932	185,872	(12)%
Impairment of crude oil and natural gas properties	—	—	*	—	3,266,759	*

Cash distributions	$—	$—	*	$—	$47,167	*

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

Crude Oil, Natural Gas and NGLs Sales

Changes in Crude Oil, Natural Gas and NGLs Sales Volumes. For the three months ended September 30, 2016 compared to the three months ended September 30, 2015, crude oil, natural gas and NGLs production, on an energy equivalency-basis, decreased 5%, primarily attributable to a 13% increase in average system line pressures. For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, crude oil, natural gas and NGLs production, on an energy equivalency-basis, increased 24%, primarily attributable to a 15% reduction in average system line pressures.

Production from crude oil and natural gas wells that have been producing for longer periods of time are more susceptible to variations in line pressure. From time to time, this Partnership’s production has been adversely affected by high line pressures in the Wattenberg Field. Such pressures affected this Partnership's production for the nine months ended September 30, 2016 as noted above. The Partnership relies on third-party midstream service providers to construct compression, gathering and processing facilities to keep pace with industry-wide production growth. The Managing General Partner, along with other operators in the Wattenberg Field, continues to work closely with the third-party midstream providers to monitor the need for such facilities in an effort to ensure adequate system capacity going forward. The timing and availability of adequate infrastructure, including potential line pressure impacts in 2017, is not within this Partnership’s control and may be affected by a number of factors, including potential increases in production from the Wattenberg Field and warmer than expected weather.

Changes in Crude Oil Sales. The approximate $33,000, or 7%, increase in crude oil sales for the nine months ended September 30, 2016 as compared to the same prior year period was attributable to a production volume increase of 16%, offset in part by a decrease in the average selling price of 8% per Bbl. The average selling price per Bbl was $37.64 for the current year nine month period compared to $40.77 for the same prior year period.

The decrease in crude oil sales for the three months ended September 30, 2016 as compared to the same prior year period was attributable to a decrease in the production volume of 15%, offset in part by an increase in the average selling price of 17% per Bbl. The average selling price per Bbl was $43.67 for the current year three month period compared to $37.23 for the same prior year period.

Changes in Natural Gas Sales. The increase in natural gas sales during the nine months ended September 30, 2016 as compared to the same prior year period was attributable to a production volume increase of 41%, offset in part by a decrease in the average selling price of 26% per Mcf. The average selling price per Mcf was $1.68 for the current year nine month period compared to $2.26 for the same prior year period.

The increase in natural gas sales during the three months ended September 30, 2016 as compared to the same prior year period was attributable to a production volume increase of 6%, offset in part by a decrease in the average selling price of 2% per Mcf. The average selling price per Mcf was $2.15 for the current year three month period compared to $2.19 for the same prior year period.

Changes in NGLs Sales. The approximate $14,000, or 32%, increase in NGLs sales during the nine months ended September 30, 2016 as compared to the same prior year period resulted from the 26% increase in production volume and a 5% increase in the average selling price per Bbl. The average selling price per Bbl was $10.65 for the current year nine month period compared to $10.13 for the same prior year period.

The increase in NGLs sales during the three months ended September 30, 2016 as compared to the same prior year period resulted from the 22% increase in the average selling price per Bbl and the 10% increase in production volume. The average selling price per Bbl was $11.14 for the current year three month period compared to $9.10 for the same prior year period.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Crude Oil, Natural Gas and NGLs Pricing. This Partnership's results of operations depend upon many factors, particularly the price of crude oil, natural gas and NGLs, and the Managing General Partner's ability to market this Partnership's production effectively. Crude oil, natural gas and NGLs prices are among the most volatile of all commodity prices. While the price of crude oil decreased during the first nine months of 2016 compared to the first nine months of 2015, prices during the third quarter of 2016 increased substantially compared to the first half of 2016 as the number of U.S. crude oil rigs and inventories declined. Natural gas prices also decreased during the first nine months of 2016 when compared to the same prior year period. Due to an oversupply of nearly all domestic NGLs products, this Partnership's average realized sales price for NGLs during the first nine months of 2016 reflected similar low levels seen during 2015, although NGLs prices were somewhat higher in the third quarter of 2016 relative to the comparable prior year period.

This Partnership's crude oil, natural gas and NGLs sales are recorded under either the “net-back” or "gross" method of accounting, depending upon the related purchase agreement. This Partnership uses the "net-back" method of accounting for natural gas and NGLs sales, as well as a portion of this Partnership's crude oil production, as the majority of the purchasers of these commodities also provide transportation, gathering and processing services. This Partnership sells commodities at the wellhead and collects a price and recognizes revenues based on the wellhead sales price as transportation and processing costs downstream of the wellhead are incurred by the purchaser and reflected in the wellhead price. The net-back method results in the recognition of a sales price that is below the indices for which the production is based. This Partnership uses the "gross" method of accounting for crude oil delivered through the White Cliffs pipeline as the purchasers do not provide transportation, gathering or processing services. Under this method, this Partnership recognizes revenues based on the gross selling price and recognizes transportation, gathering and processing expenses as a component of production costs.

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

Nine months ended September 30, 2016 as compared to nine months ended September 30, 2015

Crude oil, natural gas and NGLs production costs for the nine months ended September 30, 2016 increased $8,000 compared to the same period in 2015, primarily attributable to a an increase in production taxes, offset in part by a decrease in other operating costs.

Three months ended September 30, 2016 as compared to three months ended September 30, 2015

Crude oil, natural gas and NGLs production costs for the three months ended September 30, 2016 increased $28,000 compared to the same period in 2015, primarily attributable to an increase in production taxes and other operating costs.

Direct costs - general and administrative

Nine months ended September 30, 2016 as compared to nine months ended September 30, 2015

Direct costs - general and administrative for the nine months ended September 30, 2016 increased approximately $17,000 compared to the same period in 2015, primarily attributable to higher professional fees.

Three months ended September 30, 2016 as compared to three months ended September 30, 2015

Direct costs - general and administrative for the three months ended September 30, 2016 increased approximately $21,000 compared to the same period in 2015, primarily attributable to higher professional fees.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Depreciation, Depletion and Amortization

Nine months ended September 30, 2016 as compared to nine months ended September 30, 2015

Depreciation, depletion and amortization ("DD&A") expense related to crude oil and natural gas properties is directly related to proved reserves and production volumes. DD&A expense decreased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to a decrease in the DD&A expense rate, partially offset by increased production volumes. The DD&A expense rate per Boe decreased to $6.34 for the first nine months of 2016 compared to $8.93 during the same period in 2015 due to the effect of impairments recorded in 2015 to write-down certain capitalized well costs on this Partnership's proved crude oil and natural gas properties. Partially offsetting this decrease were the decline in proved developed reserves at December 31, 2015 as compared to December 31, 2014 as a result of the significant decrease in SEC commodity prices utilized in the December 31, 2015 reserve report and the removal of vertical re-fracs and re-completions from the proved developed reserves, due to the current depressed commodity price environment.

Three months ended September 30, 2016 as compared to three months ended September 30, 2015

DD&A expense increased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to an increase in the DD&A expense rate. The DD&A expense rate per Boe increased to $6.50 for the three months ended September 30, 2016 compared to $5.00 during the same period in 2015 due to the decline in proved developed reserves at December 31, 2015 as compared to December 31, 2014 as a result of the significant decrease in SEC commodity prices utilized in the December 31, 2015 reserve report and the removal of vertical re-fracs and re-completions from the proved developed reserves, due to the current depressed commodity price environment.

Impairment of Crude Oil and Natural Gas Properties

Nine months ended September 30, 2016 as compared to nine months ended September 30, 2015

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

Asset Retirement Obligations and Accretion Expense

Nine months ended September 30, 2016 as compared to nine months ended September 30, 2015

Of the 63 wells in this partnership that had production during the period, 35 wells had an increase in production totaling approximately 8.2 MBoe, or 39%, during the nine months ended September 30, 2016 compared to the same prior year period and 28 wells had a decrease in production totaling approximately 3.2 MBoe, or 15%, during the nine months ended September 30, 2016 compared to the same prior year period. One of this Partnership's wells was plugged and abandoned during the three months ended September 30, 2016 and the Managing General Partner expects that a portion of this Partnership's remaining wells may be uneconomical to operate and may be plugged and abandoned. Currently, the Managing General Partnership anticipates that six of this Partnership's wells will be plugged and abandoned over the next 12 months. As a result, as of September 30, 2016, this Partnership has classified a portion of the asset retirement obligation ("ARO") as a current liability.

Accretion of ARO expense for the nine months ended September 30, 2016 increased $31,000 compared to the same period in 2015, primarily attributable to an increase in asset retirement obligations recorded in December 2015 to reflect increased estimated costs for materials and services related to the plugging and abandonment of certain vertical wells, as well as a decrease in the estimated useful life of these wells.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Three months ended September 30, 2016 as compared to three months ended September 30, 2015

Accretion of ARO expense for the three months ended September 30, 2016 increased $11,000 compared to the same period in 2015, primarily attributable to an increase in asset retirement obligations recorded in December 2015 to reflect increased estimated costs for materials and services related to the plugging and abandonment of certain vertical wells, as well as a decrease in the estimated useful life of these wells.

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

This Partnership's future operations are expected to be conducted with available funds and revenues generated from crude oil, natural gas and NGLs production activities. Greater cash flow would most likely occur from improved commodity pricing and, to a lesser extent, a sustained increase in production. However, crude oil, natural gas and NGLs production from existing properties are generally expected to continue a gradual decline in the rate of production over the remaining life of the wells. Accordingly, this Partnership anticipates a lower annual level of crude oil, natural gas and NGLs production and, therefore, lower revenues unless commodity prices increase. Under these circumstances, decreased production would have a material adverse impact on this Partnership's operations and may result in a continued lack of cash distributions to the Managing General Partner and Investor Partners through 2016 and beyond. This Partnership generated no liquidity during the nine months ended September 30, 2016, as cash flows generated from crude oil, natural gas and NGLs sales were utilized for operating activities and capital expenditures. Due to the significant decrease in liquidity experienced in 2015 that has continued into 2016 and anticipated future expenditures required to remain in compliance with certain regulatory requirements and to satisfy asset retirement obligations, the Managing General Partner believes that cash flows from operations will be insufficient to meet this Partnership’s obligations. Commodity prices during the three months ended September 30, 2016 have shown improvement over pricing experienced during the first half of 2016. This level of price improvement alone is not likely to be sufficient to alleviate concerns regarding this Partnership’s ability to meet its obligations. To meet such obligations, this Partnership would likely need to continue to experience the production volume improvement seen during the nine months ended September 30, 2016 and/or commodity pricing would need to significantly improve over pricing seen during the nine months ended September 30, 2016. Beginning in the second quarter of 2015 and continuing through the nine months ended September 30, 2016, this Partnership made no quarterly cash distributions to the Managing General Partner or Investor Partners. See Note 2, Going Concern, included elsewhere in this report for additional information.
Working Capital

At September 30, 2016, this Partnership had a working capital deficit of $431,000 compared to a working capital deficit of $361,000 at December 31, 2015. The $70,000 decrease in working capital from December 31, 2015 to September 30, 2016 was primarily due to the following changes:

•	an increase in amounts due to Managing General Partner, net of $39,000;

•	a decrease in crude oil inventory of $28,000; and

•	an increase in the current portion of asset retirement obligations of $15,000.

Offset in part by:

•	an increase in accounts receivable of $14,000.

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

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Cash Flows

Operating Activities

This Partnership's cash flows from operating activities in the nine months ended September 30, 2016 were primarily impacted by commodity prices, production volumes, operating costs and direct costs-general and administrative expenses. The key components of the changes in this Partnership's cash flows from operating activities are described in more detail in Results of Operations above.

Net cash provided by operating activities was $40,000 in the nine months ended September 30, 2016 compared to a net cash deficit from operating activities of $18,000 for the comparable period in 2015. The increase of $58,000 in net cash from operating activities was due primarily to the following:

•	an increase in crude oil, natural gas and NGLs sales of $50,000; and

•	an increase in operating assets and liabilities of $34,000;

Offset in part by:

•	an increase in direct costs - general and administrative of $17,000, and

•	an increase in crude oil, natural gas and NGLs production costs of $8,000.

This Partnership plans to fund its operations from cash flows from operating activities; however, this is dependent upon the commodity price environment. Greater cash flow would most likely occur from improved commodity pricing and, to a lesser extent, a sustained increase in production. The Managing General Partner is considering various options to maximize the Partnership's liquidity, including, but not limited to, deferral of payment of certain obligations (the majority of which are due to the Managing General Partner), continued suspension of distributions to partners, partial or complete sale of assets and the shutting-in of wells. However, there can be no assurance that this Partnership will be able to generate sufficient liquidity. Failure to do so could result in a partial asset sale or some form of bankruptcy, liquidation or dissolution of this Partnership.

Investing Activities

Cash flows from investing activities consist of investments in equipment. From time to time, this Partnership invests in equipment which supports treatment, delivery and measurement of crude oil, natural gas and NGLs or environmental protection. During the nine months ended September 30, 2016, there was $41,000 expended for investment in equipment compared to $58,000 during the nine months ended September 30, 2015.

Financing Activities

This Partnership initiated monthly cash distributions to investors in May 2007 and has distributed $93.8 million through September 30, 2016. Distributions to the Managing General Partner represent amounts distributed to the Managing General Partner for its 37% general partner interest in this Partnership and Investor Partner distributions include amounts distributed to Investor Partners for their 63% ownership share in this Partnership, including amounts distributed to the Managing General Partner for limited partnership units repurchased.

Beginning in the second quarter of 2015 and continuing during the nine months ended September 30, 2016, this Partnership made no quarterly cash distributions to the Managing General Partner or Investor Partners as cash flows generated from crude oil, natural gas and NGLs sales were utilized for operating activities and capital expenditures. This Partnership made distributions totaling $17,000 and $30,000 to the Managing General Partner and Investor Partners, respectively, during the first quarter of 2015.

Off-Balance Sheet Arrangements

As of September 30, 2016, this Partnership had no off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on this Partnership's financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

(a)    Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, PDC, as Managing General Partner on behalf of this Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of this Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on the results of this evaluation, the Managing General Partner's Chief Executive Officer and Principal Financial Officer concluded that this Partnership's disclosure controls and procedures were effective as of September 30, 2016.

(b)    Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2016, PDC, the Managing General Partner, made no changes in this Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect this Partnership's internal control over financial reporting.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

Neither this Partnership nor PDC, in its capacity as the Managing General Partner of this Partnership, is a party to any pending legal proceeding that PDC believes would have a materially adverse effect on this Partnership's business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors

Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unit Repurchase Program. Investor Partners of this Partnership are permitted to request that the Managing General Partner repurchase their respective individual Investor Partner units, up to an aggregate total limit during any calendar year for all requesting Investor Partner unit repurchases of 10% of the initial subscription units. The Managing General Partner made no limited partner unit repurchases during the three months ended September 30, 2016.

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
November 10, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Barton R. Brookman	President and Chief Executive Officer	November 10, 2016
Barton R. Brookman	PDC Energy, Inc. Managing General Partner of the Registrant
(principal executive officer)

/s/ R. Scott Meyers	Chief Accounting Officer	November 10, 2016
R. Scott Meyers	PDC Energy, Inc. Managing General Partner of the Registrant
(principal financial officer)