Form 10-Q
period 2017-03-31
Rockies Region 2006 Limited Partnership
filed 2017-05-12
CIK 1376912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2017
or

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of March 31, 2017, this Partnership had 4,497 units of limited partnership interest and no units of additional general partnership interest outstanding.

Rockies Region 2006 Limited Partnership

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding this Partnership's business, financial condition, and results of operations. PDC Energy, Inc. (“PDC”) is the Managing General Partner of this Partnership. All statements other than statements of historical facts included in and incorporated by reference into this report are “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Words such as expects, anticipates, intends, plans, believes, seeks, estimates, and similar expressions or variations of such words are intended to identify forward-looking statements herein. These statements may relate to, among other things: future production (including the components of such production), sales, expenses, cash flows, and liquidity; estimated crude oil, natural gas and natural gas liquids ("NGLs") reserves; anticipated capital expenditures and projects; availability of additional midstream facilities and services, timing of that availability and related benefits to this Partnership; the impact of high line pressures; and the Managing General Partner's future strategies, plans, and objectives.

The above statements are not the exclusive means of identifying forward-looking statements herein. Although forward-looking statements contained in this report reflect the Managing General Partner's good faith judgment, such statements can only be based on facts and factors currently known to the Managing General Partner. Consequently, forward-looking statements are inherently subject to risks and uncertainties, including known and unknown risks and uncertainties incidental to the development, production and marketing of crude oil, natural gas, and NGLs, and actual outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.

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

Further, this Partnership urges the reader to carefully review and consider the cautionary statements and disclosures made in this Quarterly Report on Form 10-Q, this Partnership's Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 28, 2017 and this Partnership's other filings with the SEC for further information on risks and uncertainties that could affect this Partnership's business, financial condition, results of operations, and cash flows. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. This Partnership undertakes no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events. All forward looking statements are qualified in their entirety by this cautionary statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Rockies Region 2006 Limited Partnership
Condensed Balance Sheets
(unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$10,194	$11,215
Accounts receivable	89,257	58,187
Crude oil inventory	49,404	59,362
Total current assets	148,855	128,764
Crude oil and natural gas properties, successful efforts method, at cost	1,880,934	1,895,810
Less: Accumulated depreciation, depletion and amortization	(827,806)	(779,728)
Crude oil and natural gas properties, net	1,053,128	1,116,082
Total Assets	$1,201,983	$1,244,846

Liabilities and Partners' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$5,596	$5,588
Due to Managing General Partner-other, net	445,804	322,249
Current portion of asset retirement obligations	747,500	977,500
Total current liabilities	1,198,900	1,305,337
Asset retirement obligations	1,599,570	1,551,929
Total Liabilities	2,798,470	2,857,266

Commitments and contingent liabilities

Partners' equity (deficit):
Managing General Partner	(5,526,714)	(5,532,608)
Limited Partners - 4,497 units issued and outstanding	3,930,227	3,920,188
Total Partners' Equity (Deficit)	(1,596,487)	(1,612,420)
Total Liabilities and Partners' Equity (Deficit)	$1,201,983	$1,244,846

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2006 Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Crude oil, natural gas and NGLs sales	$255,155	$178,111

Operating costs and expenses:
Lease operating expenses	167,391	135,458
Production taxes	8,699	2,979
Direct costs - general and administrative	47,875	35,916
Depreciation, depletion and amortization	48,078	54,671
Accretion of asset retirement obligations	42,784	41,092
Gain on settlement of asset retirement obligations	(75,605)	—
Total operating costs and expenses	239,222	270,116

Net income (loss)	$15,933	$(92,005)

Net income (loss) allocated to partners	$15,933	$(92,005)
Less: Managing General Partner interest in net income (loss)	5,894	(34,042)
Net income (loss) allocated to Investor Partners	$10,039	$(57,963)

Net income (loss) per Investor Partner unit	$2.23	$(12.89)

Investor Partner units outstanding	4,497	4,497

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2006 Limited Partnership
Condensed Statement of Partners' Equity (Deficit)
(unaudited)

	For the Three Months Ended March 31, 2017
		Managing
	Investor	General
	Partners	Partner	Total

Balance, December 31, 2016	$3,920,188	$(5,532,608)	$(1,612,420)

Distributions to partners	—	—	—

Net income	10,039	5,894	15,933

Balance, March 31, 2017	$3,930,227	$(5,526,714)	$(1,596,487)

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2006 Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$15,933	$(92,005)
Adjustments to net income (loss) to reconcile to net cash from operating activities:
Depreciation, depletion, and amortization	48,078	54,671
Accretion of asset retirement obligations	42,784	41,092
Gain on settlement of asset retirement obligations	(75,605)	—
Changes in assets and liabilities:
Accounts receivable	(31,070)	(23,152)
Crude oil inventory	9,958	9,864
Accounts payable and accrued expenses	8	629
Asset retirement obligations	(149,538)	—
Due to Managing General Partner-other, net	138,431	8,901
Net cash from operating activities	(1,021)	—

Cash flows from investing activities:
Capital expenditures for crude oil and natural gas properties	—	—
Net cash from investing activities	—	—

Cash flows from financing activities:
Distributions to Partners	—	—
Net cash from financing activities	—	—

Net change in cash and cash equivalents	(1,021)	—
Cash and cash equivalents, beginning of period	11,215	12,445
Cash and cash equivalents, end of period	$10,194	$12,445

Supplemental cash flow information:
Non-cash investing activities:
Change in due to managing general partner-other, net related to purchases of properties and equipment	$—	$24,208

See accompanying notes to unaudited condensed financial statements.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2017
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

As of March 31, 2017, there were 1,975 limited partners ("Investor Partners") in this Partnership. PDC is the designated Managing General Partner of this Partnership and owns a 37 percent Managing General Partner ownership in this Partnership. According to the terms of the Agreement, revenues, costs, and cash distributions of this Partnership are allocated 63 percent to the Investor Partners, which are shared pro rata based upon the number of units in this Partnership, and 37 percent to the Managing General Partner. The Managing General Partner may repurchase Investor Partner units under certain circumstances provided by the Agreement, upon request of an individual Investor Partner. The formula for the repurchase price is set at a minimum of four times the most recent 12 months of cash distributions. Due to the suspension of cash distributions as of March 31, 2017, there is no value upon which to base the calculation, and therefore, no repurchase offers are currently being considered. Through March 31, 2017, the Managing General Partner had repurchased 164 units of Partnership interest from the Investor Partners at an average price of $2,351 per unit; the last such purchase was in December 2015. As of March 31, 2017, the Managing General Partner owned 39 percent of this Partnership, including the repurchased units. The Managing General Partner made no limited partner unit repurchases during the three months ended March 31, 2017.

In the Managing General Partner's opinion, the accompanying condensed financial statements contain all adjustments consisting of only normal recurring adjustments necessary for a fair statement of this Partnership's results for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in the audited financial statements have been condensed or omitted. The December 31, 2016, condensed balance sheet data was derived from this Partnership's audited financial statements, but does not include disclosures required by U.S. GAAP. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with this Partnership's audited financial statements and notes thereto included in this Partnership's 2016 Form 10-K. This Partnership's accounting policies are described in the Notes to Financial Statements in this Partnership's 2016 Form 10-K and updated, as necessary, in this Quarterly Report on Form 10-Q. The results of operations and cash flows for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year or any future period.

Note 2 - Going Concern

This Partnership has historically funded its operations with cash flows from operations. This Partnership’s most significant cash outlays have related to its operating expenses, capital expenditures and cash distributions to partners. In spite of the recent quarterly generation of net income, this Partnership generated negative cash flows from operations during the three months ended March 31, 2017, due to satisfying asset retirement obligations from operations. The negative impact to its cumulative lack of liquidity resulting from sustained depressed commodity prices and declining production raises substantial doubt about this Partnership’s ability to continue as a going concern. Additionally, as the expected cash outlays for plugging and abandoning wells over the next several years is expected to amount to meaningful expenditures, this applies further pressure on the overall liquidity of this Partnership. The Managing General Partner believes that cash flows from operations will be insufficient to meet this Partnership’s obligations largely because of ongoing expected declines in production volumes and the expenditures required to plug and abandon uneconomic wells. This deficit in available cash flows generated by this Partnership's operations will be funded by the Managing General Partner to the extent necessary. The Managing General Partner will recover amounts funded from future cash flows of this Partnership, to the extent available.

One of this Partnership's most significant obligations is to the Managing General Partner, which is currently due, for reimbursement of costs paid on behalf of this Partnership by the Managing General Partner. Such amounts are generally paid to third parties for general and administrative expenses, equipment, operating costs, and reimbursements of plugging and

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

abandonment costs, as well as monthly operating fees payable to the Managing General Partner. Beginning in the second quarter of 2015, this Partnership made no quarterly cash distributions to the Managing General Partner or Investor Partners as a result of operating expenses exceeding revenues. This Partnership's quarterly cash distributions to the Investor Partners and Managing General Partner were suspended beginning in the first quarter of 2017. This suspension in cash distributions is expected to remain in place until such time, if at all, that cash flows can reasonably be expected to support the necessary costs of expected plugging and abandoning of the wells that are becoming unproductive and/or the required capital investments for regulatory requirements, and this Partnership becomes current on its obligations. The working capital deficit of approximately $1,050,000 as of March 31, 2017, has also been taken into account in the conclusion that there is substantial doubt as to this Partnership’s ability to continue as a going concern.

The ability of this Partnership to continue as a going concern is dependent upon its ability to attain a satisfactory level of cash flows from operations. Greater cash flow would most likely occur from improved commodity pricing and, to a lesser extent, a sustained increase in production. However, historically, as a result of the normal production decline in a well's production life cycle, this Partnership has not experienced a sustained increase in production without large amounts of capital expenditures.

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

Note 3 - Summary of Significant Accounting Policies

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board issued their converged standard on revenue recognition that provides a single, comprehensive model that entities will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard outlines a five-step approach to apply the underlying principle: (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to separate performance obligations, and (5) recognize revenue when (or as) each performance obligation is satisfied. In March 2016, the FASB issued an update to the standard intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations when recognizing revenue. The revenue standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The revenue standard can be adopted under the full retrospective method or simplified transition method. Entities are permitted to adopt the revenue standard early, beginning with annual reporting periods after December 15, 2016. The Managing General Partner of this Partnership is currently evaluating the impact these changes may have on this Partnership's financial statements.

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
March 31, 2017
(unaudited)

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

Note 5 - Asset Retirement Obligations

The following table presents the changes in the carrying amount of the asset retirement obligations associated with this Partnership's working interest in crude oil and natural gas properties:

Amount

Balance at December 31, 2016	$2,529,429
Obligations discharged with asset retirements and expenditures	(149,538)
Accretion expense	42,784
Gain on settlement of asset retirement obligations	(75,605)
Balance at March 31, 2017	2,347,070
Less current portion	(747,500)
Long-term portion	$1,599,570

This Partnership's estimated asset retirement obligations liability is based on historical experience in plugging and abandoning wells, estimated economic lives, estimated plugging and abandonment costs, and federal and state regulatory requirements. The liability is discounted using the credit-adjusted risk-free rate estimated at the time the liability is incurred or revised. As of March 31, 2017, the credit-adjusted risk-free rates used to discount this Partnership's plugging and abandonment liabilities ranged from 6.5 percent to 8.2 percent. In periods subsequent to initial measurement of the liability, this Partnership must recognize period-to-period changes in the liability resulting from the passage of time, revisions to either the amount of the original estimate of undiscounted cash flows or changes in inflation factors and changes to this Partnership's credit-adjusted risk-free rate as market conditions warrant.

During the three months ended March 31, 2017, this Partnership plugged and abandoned four wells for a total estimated cost, including accruals, of approximately $149,500, which were offset by the release of the asset retirement obligations liability of approximately $225,100, resulting in a gain on settlement of asset retirement obligations of approximately $75,600.  The gain recognized on the settlement of asset retirement obligations was a result of efficiencies realized in the plugging and abandonment process resulting in a fewer number of days of rig and personnel time as compared to

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

our historical averages.  The Managing General Partner had significant plugging and abandonment activities being performed in the Wattenberg Field, including the Partnership wells noted, and was able to leverage this activity into lower costs. The current portion of the asset retirement obligations relates to 10 to 15 wells that are expected to be plugged and abandoned in the next 12 months.

Note 6 - Commitments and Contingencies

Legal Proceedings

Neither this Partnership nor PDC, in its capacity as the Managing General Partner of this Partnership, are party to any pending legal proceeding that PDC believes would have a materially adverse effect on this Partnership's business, financial condition, results of operations or liquidity.

Environmental

Due to the nature of the oil and gas industry, this Partnership is exposed to environmental risks. The Managing General Partner has various policies and procedures in place to prevent environmental contamination and mitigate the risks from environmental contamination. The Managing General Partner conducts periodic reviews to identify changes in this Partnership's environmental risk profile. Liabilities are recorded when environmental remediation efforts are probable and the costs can be reasonably estimated. These liabilities are reduced as remediation efforts are completed or are adjusted as a consequence of subsequent periodic reviews. Except as discussed herein, the Managing General Partner is not currently aware of any environmental claims existing as of March 31, 2017, which have not been provided for or would otherwise have a material impact on this Partnership's financial statements; however, there can be no assurance that current regulatory requirements will not change or unknown past non-compliance with environmental laws or other potential sources of liability will not be discovered on this Partnership's properties.

In August 2015, the Managing General Partner received a Clean Air Act Section 114 Information Request (the "Information Request") from the United States Environmental Protection Agency ("EPA"). The Information Request sought, among other things, information related to the design, operation, and maintenance of certain production facilities in the Denver-Julesburg Basin of Colorado. The Information Request focused on historical operation and design information for 46 production facilities, of which four relate to this Partnership, and asked that the Managing General Partner conduct sampling and analyses at the identified 46 facilities. The Managing General Partner responded to the Information Request in January 2016. In December 2016, the Managing General Partner received a draft consent decree from the EPA.

In addition, in December 2015, the Managing General Partner received a Compliance Advisory pursuant to C.R.S. § 25-7-115(2) from the Colorado Department of Public Health and Environment's Air Quality Control Commission's Air Pollution Control Division alleging that the Managing General Partner had failed to design, operate, and maintain certain condensate collection, storage, processing and handling operations to minimize leakage of volatile organic compounds at 65 facilities consistent with applicable standards under Colorado law. These 65 facilities include four of this Partnership's wells. This matter has been combined with the matter discussed above. The Managing General Partner has ongoing discussions with the EPA, U.S. Department of Justice, and Colorado Department of Public Health and Environment regarding these matters. The ultimate outcome related to these combined actions has not been determined at this time.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

Note 7 - Transactions with Managing General Partner

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

The following table presents transactions with the Managing General Partner reflected in the condensed balance sheets line item “Due to Managing General Partner-other, net,” which remain undistributed or unsettled with this Partnership's investors as of the dates indicated:

	March 31, 2017	December 31, 2016
Crude oil, natural gas and NGLs sales revenues collected from this Partnership's third-party customers	$98,339	$76,028
Other (1)	(544,143)	(398,277)
Due to Managing General Partner-other, net	$(445,804)	$(322,249)

(1)
All other unsettled transactions between this Partnership and the Managing General Partner. The majority of these are capital expenditures, operating costs, plugging and abandonment costs, and general and administrative costs that have not been deducted from distributions.

The following table presents Partnership transactions with the Managing General Partner for the three months ended March 31, 2017 and 2016. “Well operations and maintenance” is charged by the Managing General Partner for the operation of this Partnership's wells and is included in the "Lease operating expenses" line item on the condensed statements of operations.

	Three Months Ended March 31,
	2017	2016
Well operations and maintenance	$51,642	$52,820
Direct costs - general and administrative	47,875	35,916
Cash distributions (1)	—	—

(1)
Operating costs have exceeded revenues of this Partnership for the past two years, therefore, this Partnership has not made quarterly cash distributions to the Managing General Partner or Investor Partners since March 2015.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Partnership Overview

This Partnership engages in the development, production and sale of crude oil, natural gas, and NGLs. This Partnership began crude oil and natural gas operations in September 2006 and currently operates 55 gross (54.9 net) wells located in the Wattenberg Field of Colorado. The Managing General Partner markets this Partnership's crude oil, natural gas, and NGL production to midstream marketers. Crude oil, natural gas, and NGLs are sold primarily under market-based contracts in which the price varies as a result of market forces. PDC does not charge a separate fee for the marketing of the crude oil, natural gas, and NGLs because these services are covered by a monthly well operating charge. Seasonal factors, such as effects of weather on realized commodity prices, costs incurred and availability of PDC or third-party owned pipeline capacity, and other factors such as high line pressures in the gathering system, whether caused by heat or third-party facilities issues, may impact this Partnership's results.
Partnership Operating Results Overview

Crude oil, natural gas, and NGLs sales increased 43 percent for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. This increase was composed of two primary, yet offsetting variables. There was a 66 percent increase in average sales prices, partially offset by the decrease in sales volumes of 14 percent in the comparative quarters. The average selling price per Boe was $33.23 for the three months ended March 31, 2017 compared to $20.03 for three months ended March 31, 2016. Production volumes were 7,679 Boe for the three months ended March 31, 2017, compared to 8,890 Boe for three months ended March 31, 2016. Total production costs, which consists of lease operating expenses and production taxes increased to $176,000 for the three months ended March 31, 2017, as compared to $138,000 in the three months ended March 31, 2016. The increase was primarily related to higher well swabbing and wireline work. This Partnership incurred higher production tax expense in the comparable quarter of 2017, driven by higher realized sales prices. On a per Boe basis, total production costs, which includes lease operating expenses and production taxes increased to $22.93 for the three months ended March 31, 2017, from $15.57 in the three months ended March 31, 2016.

Primarily as a result of the increased expenditures for plugging and abandonment costs, this Partnership experienced decreased cash flows from operations in the quarter. For the three months ended March 31, 2017, this Partnership had a net cash deficit from operations of $1,021 compared to zero net cash flows from operations for the three months ended March 31, 2016. During the three months ended March 31, 2017, this Partnership made no quarterly cash distributions to the Investor Partners or Managing General Partner as cash flows generated from crude oil, natural gas, and NGLs sales were utilized for operating activities, including plugging and abandonments costs. This Partnership currently has outstanding payables to the Managing General Partner of $446,000 as of March 31, 2017.

Production is expected to continue to decline given the natural declines of the wells in this Partnership and expected increases in line pressures throughout 2017 and into 2018. When considering the current commodity price environment, coupled with the ongoing operating costs, production taxes, direct general and administrative costs, as well as the costs expected to be incurred for plugging and abandoning wells, we believe that this Partnership will not generate positive net cash flows in the foreseeable future. Accordingly, in the first quarter of 2017, this Partnership has suspended distributions until such time, if at all, that cash flows can reasonably be expected to support the necessary costs of expected plugging and abandoning of the wells that are becoming unproductive and/or the required capital investments for regulatory requirements, and this Partnership becomes current on its obligations. Because of the projected negative net cash flows, there is substantial doubt about this Partnership’s ability to continue as a going concern.

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

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

Summary Operating Results

The following table presents selected information regarding this Partnership’s results of operations:

	Three Months Ended March 31,
	2017	2016	Change
Number of gross productive wells (end of period)	55	63	(13)%
Production
Crude oil (Bbl)	3,772	4,843	(22)%
Natural gas (Mcf)	12,902	14,460	(11)%
NGLs (Bbl)	1,757	1,637	7%
Crude oil equivalent (Boe)	7,679	8,890	(14)%
Average Boe per day	85	98	(13)%

Crude oil, natural gas, and NGLs sales
Crude oil	$189,598	$143,249	32%
Natural gas	32,694	21,904	49%
NGLs	32,863	12,958	154%
Total crude oil, natural gas, and NGLs sales	$255,155	$178,111	43%

Average selling price
Crude oil (per Bbl)	$50.26	$29.58	70%
Natural gas (per Mcf)	2.53	1.51	68%
NGLs (per Bbl)	18.70	7.92	136%
Crude oil equivalent (per Boe)	$33.23	$20.03	66%

Average costs and expenses (per Boe)
Lease operating expenses	$21.80	$15.23	43%
Production taxes	1.13	0.34	232%
Total production costs	$22.93	$15.57	47%

Depreciation, depletion and amortization	$6.26	$6.15	2%

Operating costs and expenses
Lease operating expenses	$167,391	$135,458	24%
Production taxes	$8,699	$2,979	192%
Direct costs - general and administrative	$47,875	$35,916	33%
Depreciation, depletion and amortization	$48,078	$54,671	(12)%

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Definitions used throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Bbl - One barrel of crude oil or NGLs or 42 gallons of liquid volume.
Boe - Barrels of crude oil equivalent.
Mcf - One thousand cubic feet of natural gas volume.
NGLs - Natural gas liquids.
NYMEX - New York Mercantile Exchange

Crude Oil, Natural Gas, and NGLs Sales

Crude Oil, Natural Gas, and NGLs Pricing. This Partnership's results of operations depend upon many factors, particularly the price of crude oil, natural gas, and NGLs, and the Managing General Partner's ability to market this Partnership's production effectively. Crude oil, natural gas, and NGLs prices are among the most volatile of all commodity prices. The price of crude oil, natural gas, and NGLs increased during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to improvements in NYMEX crude oil and natural gas prices and improved price realizations.

Crude oil, natural gas, and NGLs revenues are recognized when production is sold to a purchaser at a fixed or determinable price, delivery has occurred, rights and responsibility of ownership have transferred and collection of revenue is reasonably assured. This Partnership's crude oil, natural gas and NGLs sales are recorded under either the “net-back” or "gross" method of accounting, depending upon the transportation method used. This Partnership uses the net-back method of accounting for transportation and processing arrangements of this Partnership's sales pursuant to which the transportation and/or processing is provided by or through the purchaser. The net-back method results in the recognition of a sales price that is below the indices for which the production is based. This Partnership uses the gross method of accounting for crude oil delivered, from time-to-time, through the White Cliffs pipeline as the purchasers do not provide transportation, gathering or processing. Under this method, this Partnership recognizes revenues based on the gross selling price. During the three months ended March 31, 2017 and 2016, this Partnership did not utilize the White Cliffs pipeline to transport a portion of its crude oil, and therefore did not incur any transportation, gathering or processing expenses.

Changes in Crude Oil, Natural Gas, and NGLs Sales Volumes.  For the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, crude oil, natural gas, and NGLs production, on an energy equivalency-basis, decreased 14 percent, primarily resulting from the natural decline rates of this Partnership's wells and an increase in line pressures.

On a sequential quarterly basis, production for the first quarter 2017 increased slightly to 7,679 Boe compared to 7,228 Boe for the fourth quarter 2016. The main driver in the increase was due to an increase in crude oil sales which is based upon when tanks of crude oil are picked-up at the tank batteries, not when produced into the tanks. Production throughout 2017 is expected to decline as line pressures are expected to increase and the normal production decline in a wells production life cycle.

Production from crude oil and natural gas wells that have been producing for longer periods of time are more susceptible to variations in line pressure. From time to time, this Partnership’s production has been adversely affected by high line pressures. This Partnership relies on its third-party midstream service provider to construct compression, gathering, and processing facilities to keep pace with its, and the overall field's production growth. The Managing General Partner of this Partnership anticipates that gathering system pressures will vary throughout the year, with increases coinciding with the warmer summer months and expected field-wide production increases. The Managing General Partner of this Partnership also expects that with its increased production and the development activities of other producers in the region, that line pressures will increase somewhat through 2017 and into 2018, which may have a further downward impact to the resulting production from the wells owned by this Partnership. In order to manage this situation proactively, the Managing General Partner, along with other operators in the Wattenberg Field, continue to work closely with its third-party midstream providers in an effort to ensure adequate system capacity going forward as evidenced by a recent commitment with a third-party midstream provider to build additional gathering and processing in the field. This expansion of gathering and processing facilities is expected to increase the capacity of the natural gas gathering pipelines and processing facilities to accommodate more volumes. This increase in capacity may not offset all increases in line pressures in the Wattenberg Field. The timing and availability of adequate infrastructure is not within the Managing General Partner's or this Partnership's control. Total system infrastructure needs may

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

also be affected by a number of factors, including potential increases in production from the Wattenberg Field and warmer than expected weather.

Production Costs

Total production costs, which consists of lease operating expenses and production taxes vary, with changes in total crude oil, natural gas, and NGLs sales and production volumes. Production taxes vary directly with crude oil, natural gas, and NGLs sales and effective tax rates. Production taxes are estimated by the Managing General Partner based on tax rates determined using published information and are subject to revision based on actual amounts determined during future filings by the Managing General Partner with taxing authorities. Fixed monthly well operating costs on a per unit basis increase as production decreases. General oil field services and all other costs vary and can fluctuate based on services required, but are expected to increase as wells age and require more extensive repair and maintenance. These costs include water hauling and disposal, equipment repairs and maintenance, snow removal, environmental compliance, and remediation and service rig workovers.

Total lease operating expenses for the three months ended March 31, 2017, increased approximately $32,000 compared to the same period in 2016, primarily attributable to well swabbing and wireline work related to the increasing age of the wells. Production taxes increased approximately $6,000 due to a 43 percent increase in crude oil, natural gas, and NGLs sales and increased tax rates in the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.

Direct costs - general and administrative

Direct costs - general and administrative for the three months ended March 31, 2017, increased approximately $12,000 compared to the same period in 2016, primarily attributable to higher professional fees.

Depreciation, Depletion and Amortization

Depreciation, depletion, and amortization ("DD&A") expense related to crude oil and natural gas properties is directly related to proved reserves and production volumes. Depreciation, depletion and amortization expense decreased for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, due to a 14 percent decrease in production. This decrease was partially offset by an increase in the DD&A expense rate. The DD&A expense rate per Boe increased to $6.26 for the three months ended March 31, 2017, compared to $6.15 during the same period in 2016 due to revisions in estimated cash flows related to asset retirement obligations.

Asset Retirement Obligations and Accretion Expense

During the three months ended March 31, 2017, this Partnership plugged and abandoned four wells for a total estimated cost, including accruals, of approximately $149,500, which were offset by the release of the asset retirement obligations liability of approximately $225,100, resulting in a gain on settlement of asset retirement obligations of approximately $75,600.  The gain recognized on the settlement of asset retirement obligations was a result of efficiencies realized in the plugging and abandonment process resulting in a fewer number of days of rig and personnel time as compared to our historical averages.  Even though the estimated costs to plug and abandon these four wells were higher than the actual costs, we believe that our historical average remains a strong indicator of the estimated future cost to plug and abandon wells and we will continue to monitor and assess the reasonability of our historical average on an ongoing basis.  These wells are expected to be uneconomical to operate given anticipated capital spending that would be required to meet newly-implemented environmental standards. The costs to plug and abandon wells in 2017 is expected to result in a significant cash outflow for this Partnership. To the extent that the costs of plugging and abandonment activities exceed current cash balance and available cash flows generated by this Partnership's operations, the Managing General Partner will fund such activities. The Managing General Partner would recover amounts funded from future cash flows of this Partnership, if available. As of March 31, 2017,

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

this Partnership has decreased the current portion of its asset retirement obligations liability to $748,000 due to the plugging of four wells in the three months ended March 31, 2017. The wells that are expected to be or were plugged and abandoned in 2017 experienced a decrease in production totaling 500 Boe in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, and therefore are not expected to generate positive operating cash flows. Of the remaining 42 wells in this Partnership that operated during the three months ended March 31, 2017, 20 wells had an increase in production totaling approximately 952 Boe in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 and 22 wells had a decrease in production totaling approximately 1,758 Boe in the three months ended March 31, 2017, compared to the three months ended March 31, 2016. Accretion of asset retirement obligations expense for the three months ended March 31, 2017, was comparable to the same period in 2016.

Financial Condition, Liquidity and Capital Resources

Historically, this Partnership's primary source of liquidity has been cash flows from operating activities. Fluctuations in this Partnership's operating cash flows are substantially driven by changes in commodity prices and sales volumes. This source of cash has primarily been used to fund this Partnership's operating costs, direct costs-general and administrative, capital expenditures, and cash distributions to the Investor Partners and the Managing General Partner. Beginning in the second quarter of 2015 and continuing through the first quarter of 2017, this Partnership made no quarterly cash distributions to the Managing General Partner and Investor Partners, as a result of operating costs exceeding revenues.

This Partnership generated no liquidity during the three months ended March 31, 2017, as cash flows generated from crude oil, natural gas, and NGLs sales were utilized for operating activities, including the plugging and abandonment of four wells. Due to the significant decrease in liquidity experienced in recent periods and anticipated future expenditures required to remain in compliance with certain regulatory requirements and costs of necessary plugging and abandonment activities, the Managing General Partner believes that projected cash flows from operations will be insufficient to meet this Partnership’s obligations. Commodity prices during the three months ended March 31, 2017, showed improvement over pricing experienced during the comparable period of 2016. However, this level of price improvement alone is not likely to be sufficient to alleviate concerns regarding this Partnership’s ability to meet its obligations. To meet such obligations, which total approximately $1.2 million at March 31, 2017, this Partnership would likely need to continue to experience production volume improvement and/or commodity pricing would need to significantly improve over current levels.

This Partnership's future operations are expected to be conducted with available funds and revenues generated from crude oil, natural gas, and NGLs production activities from the producing wells. However, crude oil, natural gas, and NGLs production from existing properties are generally expected to continue a gradual decline in the rate of production over the remaining life of the wells. Given the current commodity price forecast, this Partnership anticipates a net lower annual level of crude oil, natural gas and NGLs production and, therefore, lower revenues. Under these circumstances, decreased production would have a material adverse impact on this Partnership's operations and, when combined with the requirements to plug and abandon wells, the Managing General Partner has made the decision, beginning in the first quarter of 2017, to suspend distributions from this Partnership, until such time, if at all, that cash flows can reasonably be expected to support the necessary costs of expected plugging and abandoning of the wells that are becoming unproductive and/or the required capital investments for regulatory requirements, and this Partnership becomes current on its obligations.
Working Capital

As of March 31, 2017, this Partnership had a working capital deficit of $1,050,000, compared to a working capital deficit of $1,177,000 at December 31, 2016. The $127,000 decrease in the working capital deficit from December 31, 2016, to March 31, 2017 was primarily due to the following changes:

•	a decrease in the current portion of asset retirement obligations of $230,000;

•	an increase in accounts receivable of $31,000.

Offset in part by:

•	an increase in amounts due to Managing General Partner, net of $124,000;

•	a decrease in crude oil inventory of $10,000.

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

Cash Flows

Operating Activities

This Partnership's cash flows from operating activities in the three months ended March 31, 2017, were primarily impacted by production volumes, operating costs, and direct costs-general and administrative expenses. The key components of the changes in this Partnership's cash flows from operating activities are described in more detail in Results of Operations above.

Net cash deficit from operating activities was $1,021 in the three months ended March 31, 2017, compared to no cash flows from operating activities for the comparable period in 2016.

This Partnership plans to fund its operations from cash flows from operating activities; however, this is dependent upon the commodity price environment and production from the producing wells. Greater cash flow would most likely occur from improved commodity prices and, to a lesser extent, a sustained increase in production to the extent operating conditions permit. The Managing General Partner is considering various options to maximize this Partnership's liquidity, including, but not limited to, deferral of payment of certain obligations (the majority of which are due to the Managing General Partner), continued suspension of cash distributions to partners, partial or complete sale of assets, and the shutting-in of wells. However, there can be no assurance that this Partnership will be able to generate sufficient liquidity. Failure to do so could result in a partial asset sale or some form of bankruptcy, liquidation or dissolution of this Partnership.

Investing Activities

Cash flows from investing activities consist of investments in equipment. From time to time, this Partnership invests in equipment which supports treatment, delivery and measurement of crude oil, natural gas, and NGLs or environmental protection. During the three months ended March 31, 2017 and March 31, 2016, this Partnership made no such investments.

Financing Activities

This Partnership initiated monthly cash distributions to investors in May 2007 and has distributed $93.8 million through March 31, 2017. Distributions to the Managing General Partner represent amounts distributed to the Managing General Partner for its 37% general partner interest in this Partnership and Investor Partner distributions include amounts distributed to Investor Partners for their 63% ownership share in this Partnership, including amounts distributed to the Managing General Partner for limited partnership units repurchased.

Beginning in the second quarter of 2015, this Partnership made no quarterly cash distributions to the Managing General Partner or Investor Partners as operating costs exceeded revenues. In the first quarter of 2017, this Partnership suspended cash distributions until such time, if at all, that cash flows can reasonably be expected to support the necessary costs of expected plugging and abandoning of the wells that are becoming unproductive and/or the required capital investments for regulatory requirements, and this Partnership becomes current on its obligations.

Off-Balance Sheet Arrangements

As of March 31, 2017, this Partnership had no off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on this Partnership's financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Commitments and Contingencies

See the footnote titled Commitments and Contingencies, to the accompanying condensed financial statements included elsewhere in this report.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Recent Accounting Standards

See the footnote titled Summary of Significant Accounting Policies, to the accompanying condensed financial statements included elsewhere in this report.

Recent Regulatory Developments

On May 2, 2017, in response to an incident in Firestone, Colorado, the Colorado Oil & Gas Conservation Commission (“COGCC”) issued a Notice to Operators (the “Notice”). Among other things, the Notice included requirements for all operators of oil and gas wells in Colorado to inspect all existing flowlines and pipelines located within 1,000 feet of a building unit; inspect any abandoned flowlines or pipelines, regardless of distance to ensure proper abandonment; and test integrity of all connected flowlines. While all oil and gas wells are within the scope of the Notice, the effect of the order may have a more significant impact on older vertical wells, such as the wells owned by this Partnership. Additional regulations or mandates from the COGCC or other regulators related to this matter may arise.

Critical Accounting Policies and Estimates

The preparation of the accompanying condensed financial statements in conformity with U.S. GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets, and liabilities and the reported amounts of revenue and expenses.

There have been no significant changes to this Partnership's critical accounting policies and estimates or in the underlying accounting assumptions and estimates used in these critical accounting policies from those disclosed in the financial statements and accompanying notes contained in this Partnership's 2016 Form 10-K.

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

(a)    Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, PDC, as Managing General Partner on behalf of this Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of this Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on the results of this evaluation, the Managing General Partner's Chief Executive Officer and Principal Financial Officer concluded that this Partnership's disclosure controls and procedures were effective as of March 31, 2017.

(b)    Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2017, PDC, the Managing General Partner, made no changes in this Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect this Partnership's internal control over financial reporting.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we are a party to various legal proceedings in the ordinary course of business. We are not currently a party to any litigation that we believe would have a materially adverse effect on our business, financial condition, results of operations, or liquidity.

In August 2015, the Managing General Partner received a Clean Air Act Section 114 Information Request (the "Information Request") from the United States Environmental Protection Agency ("EPA"). The Information Request sought, among other things, information related to the design, operation, and maintenance of certain production facilities in the Denver-Julesburg Basin of Colorado. The Information Request focused on historical operation and design information for 46 production facilities, of which four relate to this Partnership, and asked that the Managing General Partner conduct sampling and analyses at the identified 46 facilities. The Managing General Partner responded to the Information Request in January 2016. In December 2016, the Managing General Partner received a draft consent decree from the EPA.

In addition, in December 2015, the Managing General Partner received a Compliance Advisory pursuant to C.R.S. § 25-7-115(2) from the Colorado Department of Public Health and Environment's Air Quality Control Commission's Air Pollution Control Division alleging that the Managing General Partner had failed to design, operate, and maintain certain condensate collection, storage, processing and handling operations to minimize leakage of volatile organic compounds at 65 facilities consistent with applicable standards under Colorado law. These 65 facilities include four of this Partnership's wells. This matter has been combined with the matter discussed above. The Managing General Partner has ongoing discussions with the EPA, U.S. Department of Justice, and Colorado Department of Public Health and Environment regarding these matters. The ultimate outcome related to these combined actions has not been determined at this time.

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
In accordance with the Partnership Agreement, the Managing General Partner has elected to suspend cash distributions beginning in the first quarter of 2017. Since the formula for the repurchase price is set at a minimum of four times the most recent 12 months of cash distributions, due to this Partnership making no cash distributions over the most recent 12 months, the Managing General Partner is unable to repurchase units as there is no value upon which to base the calculation. In any calendar year, the Managing General Partner is conditionally obligated to purchase Investor Partner units aggregating up to 10 percent of the initial subscriptions, if requested by an individual investor partner, subject to PDC's financial ability to do so and upon receipt of opinions of counsel that the repurchase will not cause this Partnership to be treated as a “publicly traded partnership” or result in the termination of this Partnership for federal income tax purposes. If accepted, repurchase requests are fulfilled by the Managing General Partner on a first-come, first-served basis. The Managing General Partner did not have limited partner unit repurchases during the three months ended March 31, 2017.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

None.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 6.    Exhibits Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

31.1
Certification of Chief Executive Officer of PDC Energy, Inc., the Managing General Partner of this Partnership, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X

31.2
Certification of Chief Financial Officer of PDC Energy, Inc., the Managing General Partner of this Partnership, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X

32.1*
Certifications of Chief Executive Officer and Chief Financial Officer of PDC Energy, Inc., the Managing General Partner of this Partnership, pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
May 12, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Barton R. Brookman	President and Chief Executive Officer	May 12, 2017
Barton R. Brookman	PDC Energy, Inc. Managing General Partner of the Registrant
(principal executive officer)

/s/ David W. Honeyfield	Senior Vice President and Chief Financial Officer	May 12, 2017
David W. Honeyfield	PDC Energy, Inc. Managing General Partner of the Registrant
(principal financial officer)