Form 10-Q
period 2017-06-30
Rockies Region 2006 Limited Partnership
filed 2017-08-11
CIK 1376912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended June 30, 2017
or

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

As of June 30, 2017, this Partnership had 4,497 units of limited partnership interest and no units of additional general partnership interest outstanding.

Rockies Region 2006 Limited Partnership

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding this Partnership's business, financial condition, and results of operations. PDC Energy, Inc. (“PDC”) is the Managing General Partner of this Partnership. All statements other than statements of historical facts included in and incorporated by reference into this report are “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Words such as expects, anticipates, intends, plans, believes, seeks, estimates, and similar expressions or variations of such words are intended to identify forward-looking statements herein. These statements may relate to, among other things: future production (including the components of such production), sales, expenses, cash flows, and liquidity; estimated crude oil, natural gas and natural gas liquids ("NGLs") reserves; anticipated capital expenditures and projects; availability of additional midstream facilities and services, timing of that availability and related benefits to this Partnership; the impact of high gathering system line pressures; the effect of environmental or regulatory actions; and the Managing General Partner's future strategies, plans, and objectives.

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

Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•	availability of future cash flows to enable this Partnership to continue as a going concern, for investor distributions, or funding of development activities;

•	changes in worldwide production volumes and demand, including economic conditions that might impact demand and prices for the products this Partnership produces;

•	volatility of commodity prices for crude oil, natural gas, and NGLs and the risk of an extended period of depressed prices;

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

•
availability of sufficient pipeline, gathering and other transportation facilities, and related infrastructure to process and transport this Partnership's production, and the impact of these facilities and regional and local capacity, on the prices this Partnership receives for its production;

•	the effect of operating pressures from pipelines, gathering and transportation facilities that influence the ability for a well to produce against such pressures;

•	timing and receipt of necessary regulatory permits;

•	risks incidental to the operation of crude oil and natural gas wells;

•	future cash flows, liquidity, and financial condition;

•	competition within the oil and gas industry;

•	success of the Managing General Partner in marketing this Partnership's crude oil, natural gas, and NGLs;

•	impact of environmental events, governmental and other third-party responses to such events, and the Managing General Partner's ability to insure adequately against such events;

•	cost of pending or future litigation, including recent environmental litigation;

•	adjustments relating to asset dispositions that may be unfavorable to this Partnership;

•	the Managing General Partner's ability to retain or attract senior management and key technical employees; and

•	success of strategic plans, expectations, and objectives for future operations of the Managing General Partner.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Rockies Region 2006 Limited Partnership
Condensed Balance Sheets
(unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$9,231	$11,215
Accounts receivable	69,587	58,187
Crude oil inventory	23,368	59,362
Total current assets	102,186	128,764
Crude oil and natural gas properties, successful efforts method, at cost	1,860,614	1,895,810
Less: Accumulated depreciation, depletion and amortization	(872,741)	(779,728)
Crude oil and natural gas properties, net	987,873	1,116,082
Total Assets	$1,090,059	$1,244,846

Liabilities and Partners' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$5,756	$5,588
Due to Managing General Partner-other, net	386,173	322,249
Current portion of asset retirement obligations	1,207,500	977,500
Total current liabilities	1,599,429	1,305,337
Asset retirement obligations	1,183,184	1,551,929
Total Liabilities	2,782,613	2,857,266

Commitments and contingent liabilities

Partners' equity (deficit):
Managing General Partner	(5,562,258)	(5,532,608)
Limited Partners - 4,497 units issued and outstanding	3,869,704	3,920,188
Total Partners' Equity (Deficit)	(1,692,554)	(1,612,420)
Total Liabilities and Partners' Equity (Deficit)	$1,090,059	$1,244,846

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2006 Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Crude oil, natural gas and NGLs sales	$214,319	$208,066	$469,474	$386,177

Operating costs and expenses:
Lease operating expenses	163,653	118,022	331,044	253,480
Production taxes	13,946	11,769	22,645	14,748
Direct costs - general and administrative	30,363	21,605	78,238	57,521
Depreciation, depletion and amortization	44,935	52,113	93,013	106,784
Accretion of asset retirement obligations	43,614	41,898	86,398	82,990
(Gain) loss on settlement of asset retirement obligations, net	13,875	—	(61,730)	—
Total operating costs and expenses	310,386	245,407	549,608	515,523

Net loss	$(96,067)	$(37,341)	$(80,134)	$(129,346)

Net loss allocated to partners	$(96,067)	$(37,341)	$(80,134)	$(129,346)
Less: Managing General Partner interest in net loss	(35,546)	(13,816)	(29,650)	(47,858)
Net loss allocated to Investor Partners	$(60,521)	$(23,525)	$(50,484)	$(81,488)

Net loss per Investor Partner unit	$(13.46)	$(5.23)	$(11.23)	$(18.12)

Investor Partner units outstanding	4,497	4,497	4,497	4,497

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2006 Limited Partnership
Condensed Statement of Partners' Equity (Deficit)
(unaudited)

	Six Months Ended June 30, 2017
		Managing
	Investor	General
	Partners	Partner	Total

Balance, December 31, 2016	$3,920,188	$(5,532,608)	$(1,612,420)

Net loss	(50,484)	(29,650)	(80,134)

Balance, June 30, 2017	$3,869,704	$(5,562,258)	$(1,692,554)

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2006 Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(80,134)	$(129,346)
Adjustments to net loss to reconcile to net cash from operating activities:
Depreciation, depletion, and amortization	93,013	106,784
Accretion of asset retirement obligations	86,398	82,990
Gain on settlement of asset retirement obligations	(61,730)	—
Changes in assets and liabilities:
Accounts receivable	(11,400)	(16,386)
Crude oil inventory	35,994	(14,533)
Accounts payable and accrued expenses	168	1,319
Asset retirement obligations	(163,413)	—
Due to Managing General Partner-other, net	99,120	(30,934)
Net cash from operating activities	(1,984)	(106)

Cash flows from investing activities:
Capital expenditures for crude oil and natural gas properties	—	—
Net cash from investing activities	—	—

Cash flows from financing activities:
Distributions to Partners	—	—
Net cash from financing activities	—	—

Net change in cash and cash equivalents	(1,984)	(106)
Cash and cash equivalents, beginning of period	11,215	12,445
Cash and cash equivalents, end of period	$9,231	$12,339

Supplemental cash flow information:
Non-cash investing activities:
Change in due to managing general partner-other, net related to purchases of properties and equipment	$—	$40,769

See accompanying notes to unaudited condensed financial statements.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2017
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

As of June 30, 2017, there were 1,977 limited partners ("Investor Partners") in this Partnership. PDC is the designated Managing General Partner of this Partnership and owns a 37 percent Managing General Partner ownership in this Partnership. According to the terms of the Agreement, revenues, costs, and cash distributions of this Partnership are allocated 63 percent to the Investor Partners, which are shared pro rata based upon the number of units in this Partnership, and 37 percent to the Managing General Partner. The Managing General Partner may repurchase Investor Partner units under certain circumstances provided by the Agreement, upon request of an individual Investor Partner. The formula for the repurchase price is set at a minimum of four times the most recent 12 months of cash distributions. Due to the suspension of cash distributions during the first quarter of 2017, there is no value upon which to base the calculation, and therefore, no repurchase offers are currently being considered. On a cumulative basis, through June 30, 2017, the Managing General Partner has repurchased 164 units of Partnership interest from the Investor Partners at an average price of $2,351 per unit; the last such purchase was in December 2015. As of June 30, 2017, the Managing General Partner owned approximately 39 percent of this Partnership, including the repurchased units. The Managing General Partner made no limited partner unit repurchases during the three months ended June 30, 2017.

In the Managing General Partner's opinion, the accompanying condensed financial statements contain all adjustments consisting of only normal recurring adjustments necessary for a fair statement of this Partnership's results for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in the audited financial statements have been condensed or omitted. The December 31, 2016, condensed balance sheet data was derived from this Partnership's audited financial statements, but does not include disclosures required by U.S. GAAP. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with this Partnership's audited financial statements and notes thereto included in this Partnership's 2016 Form 10-K. This Partnership's accounting policies are described in the Notes to Financial Statements in this Partnership's 2016 Form 10-K and updated, as necessary, in this Quarterly Report on Form 10-Q. The results of operations and cash flows for the three and six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year or any future period.

Note 2 - Going Concern

This Partnership has historically funded its operations with cash flows from operations. This Partnership’s most significant cash outlays have related to its operating expenses, capital expenditures, plugging and abandonment of wells, and cash distributions to partners. This Partnership generated negative cash flows from operations during the six months ended June 30, 2017, primarily due to satisfying asset retirement obligations and has had working capital deficits of $1,497,000 and $356,000 as of June 30, 2017 and 2016, respectively. The negative impact to its cumulative lack of liquidity resulting from sustained depressed commodity prices and declining production from natural declines in productivity of the wells in this Partnership raises substantial doubt about this Partnership’s ability to continue as a going concern. The expected cash outlays for plugging and abandoning wells over the next several years is expected to amount to meaningful expenditures, this applies further pressure on the overall liquidity of this Partnership. The Managing General Partner believes that cash flows from operations will be insufficient to meet this Partnership’s obligations largely because of ongoing expected declines in production volumes and the expenditures required to plug and abandon uneconomic wells, absent a change in circumstances as described below. This deficit in available cash flows generated by this Partnership's operations is expected to be funded by the Managing General Partner to the extent necessary. The Managing General Partner will recover amounts funded from future cash flows of this Partnership, to the extent available.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

One of this Partnership's most significant obligations is to the Managing General Partner, which is currently due, for reimbursement of costs paid on behalf of this Partnership by the Managing General Partner. Such amounts are generally paid to third parties for general and administrative expenses, equipment, operating costs, and reimbursements of plugging and abandonment costs, as well as monthly operating fees payable to the Managing General Partner. Beginning in the second quarter of 2015, this Partnership has made no quarterly cash distributions to the Managing General Partner or Investor Partners as a result of operating expenses exceeding revenues. This Partnership's quarterly cash distributions to the Investor Partners and Managing General Partner were suspended beginning in the first quarter of 2017. This suspension in cash distributions is expected to remain in place until such time, if at all, that cash flows can reasonably be expected to support the necessary costs of expected plugging and abandoning of the wells that are becoming unproductive and/or the required capital investments for regulatory requirements, and this Partnership becomes current on its obligations.

The ability of this Partnership to continue as a going concern is dependent upon its ability to attain a satisfactory level of cash flows from operations. Greater cash flow would most likely occur from improved commodity pricing and, to a lesser extent, a sustained increase in production. Historically, as a result of the normal production decline in a well's production life cycle, this Partnership has not experienced a sustained increase in production without substantial amounts of capital expenditures.

The Managing General Partner is considering various options to potentially mitigate risks impacting this Partnership’s ability to continue as a going concern, including, but not limited to, deferral of obligations, continued suspension of distributions to partners, and partial or complete sale of assets. There can be no assurance that this Partnership will be able to mitigate such conditions. Failure to do so could result in a partial asset sale or some form of bankruptcy, liquidation, or dissolution of this Partnership.

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments that might result if this Partnership is unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board issued their converged standard on revenue recognition that provides a single, comprehensive model that entities will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard outlines a five-step approach to apply the underlying principle: (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to separate performance obligations, and (5) recognize revenue when (or as) each performance obligation is satisfied. In March 2016, the FASB issued an update to the standard intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations when recognizing revenue. The revenue standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The revenue standard can be adopted under the full retrospective method or simplified transition method. Entities are permitted to adopt the revenue standard early, beginning with annual reporting periods after December 15, 2016. The Managing General Partner of this Partnership is in the process of assessing potential impacts of the new standard on this Partnership's existing revenue recognition criteria, as well as on related revenue recognition disclosures.

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
June 30, 2017
(unaudited)

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

The Managing General Partner utilizes fair value, on a non-recurring basis, to perform impairment testing on this Partnership's crude oil and natural gas properties by comparing carrying value to estimated undiscounted future net cash flows. If carrying value exceeds undiscounted future net cash flows, the measurement of impairment is based on estimated fair value and is measured by the amount by which the carrying value exceeds the estimated fair value.

Note 5 - Asset Retirement Obligations

The following table presents the changes in the carrying amount of the asset retirement obligations associated with this Partnership's working interest in crude oil and natural gas properties:

Amount

Balance at December 31, 2016	$2,529,429
Obligations discharged with asset retirements and expenditures	(163,413)
Accretion expense	86,398
Gain on settlement of asset retirement obligations	(61,730)
Balance at June 30, 2017	2,390,684
Less current portion	(1,207,500)
Long-term portion	$1,183,184

This Partnership's estimated asset retirement obligations liability is based on historical experience in plugging and abandoning wells, estimated economic lives, estimated plugging and abandonment costs, and federal and state regulatory requirements. The liability is discounted using the credit-adjusted risk-free rate estimated at the time the liability is incurred or revised. As of June 30, 2017, the credit-adjusted risk-free rates used to discount this Partnership's plugging and abandonment liabilities ranged from 6.5 percent to 8.2 percent. In periods subsequent to initial measurement of the liability, this Partnership must recognize period-to-period changes in the liability resulting from the passage of time, revisions to either the amount of the original estimate of undiscounted cash flows or changes in inflation factors and changes to this Partnership's credit-adjusted risk-free rate as market conditions warrant.

During the six months ended June 30, 2017, this Partnership plugged and abandoned four wells for a total estimated cost of approximately $163,000, which were offset by the release of the asset retirement obligations liability of approximately $225,100, resulting in a gain on settlement of asset retirement obligations of approximately $61,730.  The gain recognized on

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

the settlement of asset retirement obligations was a result of efficiencies realized in the plugging and abandonment process resulting in a fewer number of days of rig and personnel time as compared to our historical averages.  The four wells plugged were drilled on adjacent locations, in close proximity to each other, which saved costs related to the movement of the service drilling rig used to plug the wells. The wells also shared a common tank battery which reduced the cost of reclamation and removal of equipment. The current portion of the asset retirement obligations relates to 20 to 25 wells that are expected to be plugged and abandoned during the next 12 months.

Note 6 - Commitments and Contingencies

Legal Proceedings

Neither this Partnership nor PDC, in its capacity as the Managing General Partner of this Partnership, are party to any pending legal proceeding that PDC believes would have a materially adverse effect on this Partnership's business, financial condition, results of operations or liquidity.

Environmental

Due to the nature of the oil and gas industry, this Partnership is exposed to environmental risks. The Managing General Partner has various policies and procedures in place to prevent environmental contamination and mitigate the risks from environmental contamination. The Managing General Partner conducts periodic reviews to identify changes in this Partnership's environmental risk profile. Liabilities are recorded when environmental remediation efforts are probable and the costs can be reasonably estimated. These liabilities are reduced as remediation efforts are completed or are adjusted as a consequence of subsequent periodic reviews. Except as discussed herein, the Managing General Partner is not currently aware of any environmental claims existing as of June 30, 2017 which have not been provided for or would otherwise have a material impact on this Partnership's financial statements; however, there can be no assurance that current regulatory requirements will not change or unknown past non-compliance with environmental laws or other potential sources of liability will not be discovered on this Partnership's properties.

In August 2015, the Managing General Partner received a Clean Air Act Section 114 Information Request (the "Information Request") from the U.S. Environmental Protection Agency ("EPA"). The Information Request sought, among other things, information related to the design, operation, and maintenance of our Wattenberg Field production facilities in the Denver-Julesburg Basin of Colorado. The Information Request focuses on historical operation and design information for 46 production facilities, of which four relate to this Partnership, and asked that the Managing General Partner conduct sampling and analyses at the identified 46 facilities. The Managing General Partner responded with the requested data to the Information Request in January 2016.

In addition, in December 2015, the Managing General Partner received a Compliance Advisory pursuant to C.R.S. 25-7-115(2) from the Colorado Department of Public Health and Environment's (“CDPHE”) Air Quality Control Commission's Air Pollution Control Division alleging that the Managing General Partner failed to design, operate, and maintain certain condensate collection, storage, processing, and handling operations to minimize leakage of volatile organic compounds at 65 facilities consistent with applicable standards under Colorado law. These 65 facilities include four of this Partnership's wells.

For more than a year, the Managing General Partner held a series of meetings with the EPA, Department of Justice (“DOJ”) and CDPHE on the above matters, including reviewing drafts of a potential consent decree. On June 26, 2017, the DOJ on behalf of the EPA, and the State of Colorado filed a complaint against PDC based on the above matters. The Managing General Partner continues to schedule meetings with these agencies in working toward a resolution of the matters. The ultimate outcome related to these combined actions is not known at this time.

The profitability of older low-production wells, such as those owned by this Partnership, is likely to be disproportionately affected by any injunctive relief required, which could result in decisions to plug additional wells owned by this Partnership.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2017
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

The following table presents transactions with the Managing General Partner reflected in the condensed balance sheets line item “Due to Managing General Partner-other, net,” which remain undistributed or unsettled with this Partnership's investors as of the dates indicated:

	June 30, 2017	December 31, 2016
Crude oil, natural gas and NGLs sales revenues collected from this Partnership's third-party customers	$61,640	$76,028
Other (1)	(447,813)	(398,277)
Due to Managing General Partner-other, net	$(386,173)	$(322,249)

(1)
All other unsettled transactions between this Partnership and the Managing General Partner. The majority of these are capital expenditures, operating costs, plugging and abandonment costs, and general and administrative costs that have not been deducted from distributions.

The following table presents Partnership transactions with the Managing General Partner for the three and six months ended June 30, 2017 and 2016. “Well operations and maintenance” is charged by the Managing General Partner for the operation of this Partnership's wells and is included in the "Lease operating expenses" line item on the condensed statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Well operations and maintenance	$44,489	$44,931	$96,131	$97,751
Direct costs - general and administrative	30,363	21,605	78,238	57,521

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Partnership Overview

This Partnership engages in the development, production and sale of crude oil, natural gas, and NGLs. This Partnership began crude oil and natural gas operations in September 2006 and currently operates 55 gross (54.9 net) wells located in the Wattenberg Field of Colorado. The Managing General Partner markets this Partnership's crude oil, natural gas, and NGL production to midstream marketers. Crude oil, natural gas, and NGLs are sold primarily under market-based contracts in which the price varies as a result of market forces. PDC does not charge a separate fee for the marketing of the crude oil, natural gas, and NGLs because these services are covered by a monthly well operating charge. Seasonal factors, such as effects of weather on realized commodity prices, availability of third-party owned pipeline capacity, and other factors such as high line pressures in the gathering system, whether caused by heat or third-party capacity issues, may impact this Partnership's results.
Partnership Operating Results Overview

Crude oil, natural gas, and NGLs sales increased 22 percent for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. This increase was composed of two primary, yet offsetting variables. There was a 37 percent increase in average sales prices, partially offset by the decrease in sales volumes of 12 percent in the comparative quarters. The average selling price per Boe was $31.11 for the six months ended June 30, 2017 compared to $22.63 for six months ended June 30, 2016. Production volumes were 15,091 Boe for the six months ended June 30, 2017, compared to 17,062 Boe for six months ended June 30, 2016. Total production costs, which consists of lease operating expenses and production taxes increased to $354,000 for the six months ended June 30, 2017 as compared to $268,000 in the six months ended June 30, 2016. The increase in production costs was primarily related to the impact of sales of crude oil from inventory. This Partnership incurred higher production tax expense in the comparable quarter of 2017, driven by higher realized sales prices. On a per Boe basis, total production costs, which includes lease operating expenses and production taxes increased to $23.44 for the six months ended June 30, 2017, from $15.72 in the six months ended June 30, 2016.

When considering the current commodity price environment, coupled with the ongoing operating costs, production taxes, direct general and administrative costs, as well as the costs expected to be incurred for plugging and abandoning wells, we believe that this Partnership will not generate positive net cash flows in the foreseeable future. Accordingly, in the first quarter of 2017, this Partnership suspended distributions until such time, if at all, that cash flows can reasonably be expected to support the necessary costs of operations and the expected plugging and abandoning of the wells that are becoming unproductive and/or the required capital investments for regulatory requirements, and this Partnership becomes current on its obligations. Because of the projected negative net cash flows, there is substantial doubt about this Partnership’s ability to continue as a going concern.

The Managing General Partner is considering various options to potentially mitigate risks impacting this Partnership’s ability to continue as a going concern, including, but not limited to, deferral of obligations, continued suspension of distributions to partners, and partial or complete sale of assets. There can be no assurance that this Partnership will be able to mitigate such conditions. Failure to do so could result in a partial asset sale or some form of bankruptcy, liquidation, or dissolution of this Partnership.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

Summary Operating Results

The following table presents selected information regarding this Partnership’s results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Number of gross productive wells (end of period)	55	63	(13)%	55	63	(13)%
Production
Crude oil (Bbl)	3,441	4,084	(16)%	7,213	8,927	(19)%
Natural gas (Mcf)	12,019	14,586	(18)%	24,921	29,045	(14)%
NGLs (Bbl)	1,968	1,657	19%	3,725	3,294	13%
Crude oil equivalent (Boe)	7,412	8,172	(9)%	15,091	17,062	(12)%
Average Boe per day	81	90	(10)%	83	94	(12)%

Crude oil, natural gas, and NGLs sales
Crude oil	$158,250	$166,755	(5)%	$347,848	$310,004	12%
Natural gas	28,254	20,197	40%	60,948	42,101	45%
NGLs	27,815	21,114	32%	60,678	34,072	78%
Total crude oil, natural gas, and NGLs sales	$214,319	$208,066	3%	$469,474	$386,177	22%

Average selling price
Crude oil (per Bbl)	$45.99	$40.83	13%	$48.23	$34.73	39%
Natural gas (per Mcf)	2.35	1.38	70%	2.45	1.45	69%
NGLs (per Bbl)	14.13	12.74	11%	16.29	10.34	58%
Crude oil equivalent (per Boe)	$28.92	$25.46	14%	$31.11	$22.63	37%

Average costs and expenses (per Boe)
Lease operating expenses	$22.08	$14.44	53%	$21.94	$14.86	48%
Production taxes	1.88	1.44	31%	1.50	0.86	74%
Total production costs	$23.96	$15.88	51%	$23.44	$15.72	49%

Depreciation, depletion and amortization	$6.06	$6.38	(5)%	$6.16	$6.26	(2)%

Operating costs and expenses
Lease operating expenses	$163,653	$118,022	39%	$331,044	$253,480	31%
Production taxes	13,946	11,769	18%	22,645	14,748	54%
Direct costs - general and administrative	30,363	21,605	41%	78,238	57,521	36%
Depreciation, depletion and amortization	44,935	52,113	(14)%	93,013	106,784	(13)%

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Definitions used throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Bbl - One barrel of crude oil or NGLs or 42 gallons of liquid volume.
Boe - Barrels of crude oil equivalent.
Mcf - One thousand cubic feet of natural gas volume.
NGLs - Natural gas liquids.
NYMEX - New York Mercantile Exchange

Crude Oil, Natural Gas, and NGLs Sales

Changes in Crude Oil, Natural Gas, and NGLs Sales Volumes.  For the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, crude oil, natural gas, and NGLs production, on a per barrel of oil equivalent (Boe) basis, decreased nine percent and 12 percent, respectively, primarily resulting from the natural decline rates of this Partnership's wells and increases in the gathering system line pressures.

On a sequential quarterly basis, production for the second quarter 2017 decreased to 7,400 Boe compared to 7,700 Boe for the first quarter 2017. The main driver in the decrease was due to the natural decline rates of this Partnership's wells and an increase in the gathering system line pressures. Production throughout the remainder of 2017 is expected to continue to be negatively impacted as line pressures are expected to increase due to the midstream provider currently processing at full capacity, along with the normal production decline in a well's production life cycle.

This Partnership’s production has historically been affected by extreme fluctuations in gathering system line pressures due to the geographic location of a majority of its wells in the northern region of the Wattenberg Field. This Partnership relies on its third-party midstream service provider to construct gathering, compression, and processing facilities to keep pace with the overall field’s production growth. Starting in late 2014 and into 2015, field-wide line pressures increased significantly primarily due to the gathering systems being near capacity and increased ambient temperatures. This Partnership’s midstream service provider added additional compressors and a new processing plant in mid-2015, which lowered field-wide line pressures beginning in late 2015 and continuing throughout the first half of 2016.

Primarily as a result of the lowered system line pressures, this Partnership’s production increased 12 percent in 2016 as compared to 2015. During 2017, the line pressures on this Partnership's wells have sharply increased from an average of approximately 150 pounds per square inch (“psi”) at the beginning of the year to approximately 230 psi in June, an increase of 53 percent. In July 2017, this Partnership’s midstream service provider is processing at full capacity and field-wide activity remains high; therefore, line pressures continue to increase.

Production from older vertical wells is susceptible to being negatively impacted by increasing gathering system line pressures compared to newer wells. The production equipment on the majority of this Partnership's wells can operate up to a certain line pressure, at which point safety valves will shut-in a well. This maximum operating line pressure is typically between 275 and 300 psi. This Partnership's wells are approaching that maximum limit now. In order to manage the impact of the increased line pressures, the Managing General Partner, along with other major operators in the Wattenberg Field, continue to work closely with this Partnership's third-party midstream provider in an effort to ensure adequate system capacity going forward, as evidenced by a commitment signed in December 2016 with the midstream provider to build additional gathering, compression, and processing capacity in the field. This expansion of gathering, compression, and processing facilities is expected to increase the capacity of the natural gas gathering pipelines and processing facilities in order to lower line pressures and accommodate more volumes in the field. However, the new facilities are not scheduled to go on line until the fourth quarter of 2018. We expect that line pressures will remain high, and in certain instances increase, until the new plant is placed in service, causing this Partnership's wells to experience difficult periods of production that may result in shut-in periods. With current and expected ongoing horizontal development in the field, this increase in capacity scheduled for 2018 may not offset all of the production increases expected in the Wattenberg Field. The timing and availability of adequate infrastructure is not within the Managing General Partner’s nor this Partnership’s control.

    Crude Oil, Natural Gas, and NGLs Pricing. This Partnership's results of operations depend upon many factors, particularly the price of crude oil, natural gas, and NGLs, and the Managing General Partner's ability to market this Partnership's production effectively. Crude oil, natural gas, and NGLs prices are among the most volatile of all commodity prices. The price of crude oil, natural gas, and NGLs increased during the three and six months ended June 30, 2017, as

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

compared to the three and six months ended June 30, 2016, primarily due to improvements in NYMEX crude oil and natural gas prices and improved price realizations.

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

Three months ended June 30, 2017 as compared to three months ended June 30, 2016

Total lease operating expenses for the three months ended June 30, 2017, increased approximately $46,000 compared to the same period in 2016, primarily attributable to the impact of sales of crude oil from inventory. Production taxes increased approximately $2,000 due to increased tax rates in the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.

Six months ended June 30, 2017 as compared to six months ended June 30, 2016

Total lease operating expenses for the six months ended June 30, 2017, increased approximately $78,000 compared to the same period in 2016, primarily attributable to the impact of the timing of sales of crude oil from inventory. When inventory accumulates, the cost of the production is capitalized as inventory costs. Upon sale of the inventory, the cost of production previously capitalized is relieved from inventory and recognized as lease operating expense. Production taxes increased approximately $8,000 due to a 22 percent increase in crude oil, natural gas, and NGLs sales and increased tax rates in the six months ended June 30, 2017, as compared to the six months ended June 30, 2016.

Direct costs - general and administrative

Direct costs - general and administrative for the three and six months ended June 30, 2017, increased approximately $9,000 and $21,000, respectively, compared to the same period in 2016, primarily attributable to higher professional fees.

Depreciation, Depletion and Amortization

Three months ended June 30, 2017 as compared to three months ended June 30, 2016

Depreciation, depletion and amortization expense decreased for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, due to a nine percent decrease in production and a slight decrease in the DD&A expense rate. The DD&A expense rate per Boe decreased to $6.06 for the three months ended June 30, 2017, compared to $6.38 during the same period in 2016 due to revisions in estimated cash flows related to asset retirement obligations.

Six months ended June 30, 2017 as compared to six months ended June 30, 2016

Depreciation, depletion, and amortization ("DD&A") expense related to crude oil and natural gas properties is directly related to proved reserves and production volumes. Depreciation, depletion and amortization expense decreased for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, due to a 12 percent decrease in production and a slight decrease in the DD&A expense rate. The DD&A expense rate per Boe decreased to $6.16 for the six months ended June 30, 2017, compared to $6.26 during the same period in 2016 due to revisions in estimated cash flows related to asset retirement obligations.

Asset Retirement Obligations and Accretion Expense

During the six months ended June 30, 2017, this Partnership plugged and abandoned four wells for a total estimated cost of approximately $163,000, which were offset by the release of the asset retirement obligations liability of approximately $225,100, resulting in a gain on settlement of asset retirement obligations of approximately $61,700.  The gain recognized on

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

the settlement of asset retirement obligations was a result of efficiencies realized in the plugging and abandonment process resulting in a fewer number of days of rig and personnel time as compared to our historical averages.  The four wells plugged were drilled on adjacent locations, in close proximity to each other, which saved costs related to the movement of the service drilling rig used to plug the wells. The wells also shared a common tank battery which reduced the cost of reclamation and removal of equipment. Even though the estimated costs to plug and abandon these four wells were higher than the actual costs, we believe that our historical average remains a strong indicator of the estimated future cost to plug and abandon wells and we will continue to monitor and assess the reasonability of our historical average on an ongoing basis.  These wells are expected to be uneconomical to operate given anticipated capital spending that would be required to meet newly-implemented environmental standards. The costs to plug and abandon wells in 2017 is expected to result in a significant cash outflow for this Partnership. To the extent that the costs of plugging and abandonment activities exceed current cash balance and available cash flows generated by this Partnership's operations, the Managing General Partner will fund such activities. The Managing General Partner would recover amounts funded from future cash flows of this Partnership, if available. As of June 30, 2017, this Partnership has increased the current portion of its asset retirement obligations liability to $1,207,500 due to the expected plugging of 21 wells during the next 12 months. Accretion of asset retirement obligations expense for the six months ended June 30, 2017, was comparable to the same period in 2016.

Financial Condition, Liquidity and Capital Resources

Historically, this Partnership's primary source of liquidity has been cash flows from operating activities. Fluctuations in this Partnership's operating cash flows are substantially driven by changes in commodity prices and sales volumes. This source of cash has primarily been used to fund this Partnership's operating costs, direct costs-general and administrative, capital expenditures, and cash distributions to the Investor Partners and the Managing General Partner. Beginning in the second quarter of 2015 and continuing through the second quarter of 2017, this Partnership made no quarterly cash distributions to the Managing General Partner and Investor Partners, as a result of operating costs exceeding revenues.

This Partnership generated no liquidity during the three or six months ended June 30, 2017, as cash flows generated from crude oil, natural gas, and NGLs sales were utilized for operating activities, including the plugging and abandonment of four wells. Due to the significant decrease in liquidity experienced in recent periods and anticipated future expenditures required to remain in compliance with certain regulatory requirements and costs of necessary plugging and abandonment activities, the Managing General Partner believes that projected cash flows from operations will be insufficient to meet this Partnership’s obligations. Commodity prices during the six months ended June 30, 2017, showed improvement relative to pricing during the comparable period of 2016. However, this level of price improvement alone is not likely to be sufficient to alleviate concerns regarding this Partnership’s ability to meet its obligations.

This Partnership's future operations are expected to be conducted with available funds and revenues generated from crude oil, natural gas, and NGLs production activities from the producing wells. Crude oil, natural gas, and NGLs production from existing properties are generally expected to continue a gradual decline in the rate of production over the remaining life of the wells. Given the current commodity price forecast, this Partnership anticipates a net lower annual level of crude oil, natural gas, and NGLs production and, therefore, lower revenues. Under these circumstances, decreased production would have a material adverse impact on this Partnership's operations and, when combined with the requirements to plug and abandon wells, the Managing General Partner has made the decision, beginning in the first quarter of 2017, to suspend distributions from this Partnership, until such time, if at all, that cash flows can reasonably be expected to support the necessary costs of expected plugging and abandoning of the wells that are becoming unproductive and/or the required capital investments for regulatory requirements, and this Partnership becomes current on its obligations.
Working Capital

As of June 30, 2017, this Partnership had a working capital deficit of $1,497,000, compared to a working capital deficit of $1,177,000 at December 31, 2016. The $320,000 increase in the working capital deficit from December 31, 2016, to June 30, 2017 was primarily due to the following changes:

•	an increase in the current portion of asset retirement obligations of $230,000;

•	an increase in amounts due to Managing General Partner, net of $64,000; and

•	a decrease in crude oil inventory of $36,000.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Although the D&O Agreement permits this Partnership to borrow funds on its behalf for Partnership activities, the Managing General Partner does not anticipate electing to fund a portion of this Partnership's activities, if any, through borrowings; nor is it likely that borrowings would be supportable based on the remaining asset composition of the Partnership. Partnership borrowings, should any occur, will be non-recourse to the Investor Partners. Accordingly, this Partnership, rather than the Investor Partners, will be responsible for repaying any amounts borrowed.

Cash Flows

Operating Activities

This Partnership's cash flows from operating activities in the six months ended June 30, 2017, were primarily impacted by production volumes, operating costs, and direct costs-general and administrative expenses. The key components of the changes in this Partnership's cash flows from operating activities are described in more detail in Results of Operations above.

Net cash deficit from operating activities was $1,984 in the six months ended June 30, 2017, compared to a negligible net cash deficit from operating activities for the comparable period in 2016.

Investing Activities

Cash flows from investing activities consist of investments in equipment. From time to time, this Partnership invests in equipment which supports treatment, delivery and measurement of crude oil, natural gas, and NGLs or environmental protection. During the six months ended June 30, 2017 and the six months ended June 30, 2016, this Partnership made no such investments.

Financing Activities

Cash flows from financing activities consist of cash distributions to investors. Since the second quarter of 2015, this Partnership has made no quarterly cash distributions to the Managing General Partner or Investor Partners as operating costs exceeded revenues.

Off-Balance Sheet Arrangements

As of June 30, 2017, this Partnership had no off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on this Partnership's financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Commitments and Contingencies

See the footnote titled Commitments and Contingencies, to the accompanying condensed financial statements included elsewhere in this report.

Recent Accounting Standards

See the footnote titled Summary of Significant Accounting Policies, to the accompanying condensed financial statements included elsewhere in this report.

Recent Regulatory Developments

On May 2, 2017, in response to an incident in Firestone, Colorado, the Colorado Oil & Gas Conservation Commission (“COGCC”) issued a Notice to Operators (the “Notice”). While the incident was associated with another operator, the COGCC issued the Notice to all operators in the state of Colorado. Among other things, the Notice included requirements for all operators of oil and gas wells in Colorado to inspect all existing flowlines and pipelines located within 1,000 feet of a building unit; inspect any abandoned flowlines or pipelines, regardless of distance to ensure proper abandonment; and test integrity of all connected flowlines. Additional regulations or mandates from the COGCC or other regulators related to this matter are expected to arise. The profitability of older low-production wells, such as those owned by this Partnership, is likely to be

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

disproportionately affected by such new regulations, and could result in decisions to plug additional wells owned by this Partnership.

The Managing General Partner complied with both phases of the Notice. The Managing General Partner has an existing Flowline Integrity Management Program to inspect all Denver-Julesburg Basin wells and related pipelines on an annual basis, and will continue to engage in this process.

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

(a)    Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, PDC, as Managing General Partner on behalf of this Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of this Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on the results of this evaluation, the Managing General Partner's Chief Executive Officer and Principal Financial Officer concluded that this Partnership's disclosure controls and procedures were effective as of June 30, 2017.

(b)    Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2017, PDC, the Managing General Partner, made no changes in this Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect this Partnership's internal control over financial reporting.

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

In August 2015, the Managing General Partner received a Clean Air Act Section 114 Information Request (the "Information Request") from the U.S. Environmental Protection Agency ("EPA"). The Information Request sought, among other things, information related to the design, operation, and maintenance of our Wattenberg Field production facilities in the Denver-Julesburg Basin of Colorado. The Information Request focuses on historical operation and design information for 46 production facilities, of which four relate to this Partnership, and asked that the Managing General Partner conduct sampling and analyses at the identified 46 facilities. The Managing General Partner responded with the requested data to the Information Request in January 2016.

In addition, in December 2015, the Managing General Partner received a Compliance Advisory pursuant to C.R.S. 25-7-115(2) from the Colorado Department of Public Health and Environment's (“CDPHE”) Air Quality Control Commission's Air Pollution Control Division alleging that the Managing General Partner failed to design, operate, and maintain certain condensate collection, storage, processing, and handling operations to minimize leakage of volatile organic compounds at 65 facilities consistent with applicable standards under Colorado law. These 65 facilities include four of this Partnership's wells.

For more than a year, the Managing General Partner held a series of meetings with the EPA, Department of Justice (“DOJ”) and CDPHE on the above matters, including reviewing drafts of a potential consent decree. On June 26, 2017, the DOJ on behalf of the EPA, and the State of Colorado filed a complaint against PDC based on the above matters. The Managing General Partner continues to schedule meetings with these agencies in working toward a resolution of the matters. The ultimate outcome related to these combined actions is not known at this time.

The profitability of older low-production wells, such as those owned by this Partnership, is likely to be disproportionately affected by any injunctive relief required, which could result in decisions to plug additional wells owned by this Partnership.

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
In accordance with the Partnership Agreement, the Managing General Partner has elected to suspend cash distributions beginning in the first quarter of 2017. Since the formula for the repurchase price is set at a minimum of four times the most recent 12 months of cash distributions, due to this Partnership making no cash distributions over the most recent 12 months, the Managing General Partner is unable to repurchase units as there is no value upon which to base the calculation. In any calendar year, the Managing General Partner is conditionally obligated to purchase Investor Partner units aggregating up to 10 percent of the initial subscriptions, if requested by an individual investor partner, subject to PDC's financial ability to do so and upon receipt of opinions of counsel that the repurchase will not cause this Partnership to be treated as a “publicly traded partnership” or result in the termination of this Partnership for federal income tax purposes. If accepted, repurchase requests are fulfilled by the Managing General Partner on a first-come, first-served basis. The Managing General Partner did not have limited partner unit repurchases during the three months ended June 30, 2017.

Item 3.    Defaults Upon Senior Securities

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
August 11, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Barton R. Brookman	President and Chief Executive Officer	August 11, 2017
Barton R. Brookman	PDC Energy, Inc. Managing General Partner of the Registrant
(principal executive officer)

/s/ David W. Honeyfield	Senior Vice President and Chief Financial Officer	August 11, 2017
David W. Honeyfield	PDC Energy, Inc. Managing General Partner of the Registrant
(principal financial officer)