Form 10-Q
period 2017-09-30
Rockies Region 2006 Limited Partnership
filed 2017-11-13
CIK 1376912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2017
or

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

As of September 30, 2017, this Partnership had 4,497 units of limited partnership interest and no units of additional general partnership interest outstanding.

Rockies Region 2006 Limited Partnership

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding this Partnership's business, financial condition, and results of operations. PDC Energy, Inc. (“PDC”) is the Managing General Partner of this Partnership. All statements other than statements of historical facts included in and incorporated by reference into this report are “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Words such as expects, anticipates, intends, plans, believes, seeks, estimates, and similar expressions or variations of such words are intended to identify forward-looking statements herein. These statements may relate to, among other things: future production (including the components of such production), sales, expenses, cash flows, and liquidity; estimated crude oil, natural gas, and natural gas liquids ("NGLs") reserves; anticipated capital expenditures and projects; availability of additional midstream facilities and services, timing of that availability and related benefits to this Partnership; the impact of high gathering system line pressures; the effect of environmental or regulatory actions; and the Managing General Partner's future strategies, plans, and objectives.

The above statements are not the exclusive means of identifying forward-looking statements herein. Although forward-looking statements contained in this report reflect the Managing General Partner's good faith judgment, such statements can only be based on facts and factors currently known to the Managing General Partner. Forward-looking statements are always subject to risks and uncertainties, including known and unknown risks and uncertainties incidental to the development, production, and marketing of crude oil, natural gas, and NGLs, and actual outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.

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

•
impact of governmental policies and/or regulations, including changes in environmental and other laws, the interpretation and enforcement of those laws and regulations, liabilities arising thereunder, and the costs to comply with those laws and regulations;

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

•
availability of sufficient pipeline, gathering, and other transportation facilities and related infrastructure to process and transport this Partnership's production, and the impact of these facilities and regional and local capacity, on the prices this Partnership receives for its production;

•	the effect of operating pressures from pipelines, gathering and transportation facilities that influence the ability for a well to produce against such pressures;

•	timing and receipt of necessary regulatory permits;

•	risks incidental to the operation of crude oil and natural gas wells;

•	increases or changes in operating costs, severance and ad valorem taxes;

•	future cash flows, liquidity, and financial condition;

•	competition within the oil and gas industry;

•	success of the Managing General Partner in marketing this Partnership's crude oil, natural gas, and NGLs;

•	impact of environmental events, governmental and other third-party responses to such events, and the Managing General Partner's ability to insure adequately against such events;

•	cost of pending or future litigation, including recent environmental litigation;

•	adjustments relating to asset dispositions that may be unfavorable to this Partnership;

•	the Managing General Partner's ability to retain or attract senior management and key technical employees; and

•	success of strategic plans, expectations, and objectives for future operations of the Managing General Partner.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Rockies Region 2006 Limited Partnership
Condensed Balance Sheets
(unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$8,495	$11,215
Accounts receivable	89,100	134,215
Crude oil inventory	32,475	59,362
Total current assets	130,070	204,792
Crude oil and natural gas properties, successful efforts method, at cost	1,673,939	1,895,810
Less: Accumulated depreciation, depletion and amortization	(902,521)	(779,728)
Crude oil and natural gas properties, net	771,418	1,116,082
Total Assets	$901,488	$1,320,874

Liabilities and Partners' Equity (Deficit)
Current liabilities:
Due to Managing General Partner-other, net	$840,070	$403,865
Current portion of asset retirement obligations	800,000	977,500
Total current liabilities	1,640,070	1,381,365
Asset retirement obligations	930,275	1,551,929
Total Liabilities	2,570,345	2,933,294

Commitments and contingent liabilities

Partners' equity (deficit):
Managing General Partner	(5,553,490)	(5,532,608)
Limited Partners - 4,497 units issued and outstanding	3,884,633	3,920,188
Total Partners' Equity (Deficit)	(1,668,857)	(1,612,420)
Total Liabilities and Partners' Equity (Deficit)	$901,488	$1,320,874

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2006 Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Crude oil, natural gas and NGLs sales	$134,713	$242,124	$604,187	$628,301

Operating costs and expenses:
Lease operating expenses	106,167	206,621	437,211	460,101
Production taxes	5,490	9,796	28,135	24,544
Direct costs - general and administrative	28,217	52,296	106,455	109,817
Depreciation, depletion and amortization	29,780	57,148	122,793	163,932
Accretion of asset retirement obligations	30,758	42,495	117,156	125,485
(Gain) loss on settlement of asset retirement obligations	(89,396)	3,223	(151,126)	3,223
Total operating costs and expenses	111,016	371,579	660,624	887,102

Net income (loss)	$23,697	$(129,455)	$(56,437)	$(258,801)

Net income (loss) allocated to partners	$23,697	$(129,455)	$(56,437)	$(258,801)
Less: Managing General Partner interest in net income (loss)	8,768	(47,898)	(20,882)	(95,756)
Net income (loss) allocated to Investor Partners	$14,929	$(81,557)	$(35,555)	$(163,045)

Net income (loss) per Investor Partner unit	$3.32	$(18.14)	$(7.91)	$(36.26)

Investor Partner units outstanding	4,497	4,497	4,497	4,497

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2006 Limited Partnership
Condensed Statement of Partners' Equity (Deficit)
(unaudited)

	Nine Months Ended September 30, 2017
		Managing
	Investor	General
	Partners	Partner	Total

Balance, December 31, 2016	$3,920,188	$(5,532,608)	$(1,612,420)

Net loss	(35,555)	(20,882)	(56,437)

Balance, September 30, 2017	$3,884,633	$(5,553,490)	$(1,668,857)

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2006 Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(56,437)	$(258,801)
Adjustments to net loss to reconcile to net cash from operating activities:
Depreciation, depletion, and amortization	122,793	163,932
Accretion of asset retirement obligations	117,156	125,485
(Gain) loss on settlement of asset retirement obligations	(151,126)	3,223
Changes in assets and liabilities:
Accounts receivable	45,115	(26,126)
Crude oil inventory	26,887	28,156
Asset retirement obligations	(657,282)	(39,588)
Due to Managing General Partner-other, net	489,388	43,980
Net cash from operating activities	(63,506)	40,261

Cash flows from investing activities:
Capital expenditures for crude oil and natural gas properties	(2,755)	(40,769)
Proceeds from sale of crude oil and natural gas properties	63,541	—
Net cash from investing activities	60,786	(40,769)

Cash flows from financing activities:
Distributions to Partners	—	—
Net cash from financing activities	—	—

Net change in cash and cash equivalents	(2,720)	(508)
Cash and cash equivalents, beginning of period	11,215	12,445
Cash and cash equivalents, end of period	$8,495	$11,937

Supplemental cash flow information:
Non-cash investing activities:
Change in asset retirement obligation, with corresponding change in crude oil and natural gas properties	$(107,902)	$—
Change in due to managing general partner-other, net related to purchases and sales of properties and equipment	53,183	8,671

See accompanying notes to unaudited condensed financial statements.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2017
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

As of September 30, 2017, there were 1,977 limited partners ("Investor Partners") in this Partnership. PDC is the designated Managing General Partner of this Partnership and owns a 37 percent Managing General Partner ownership in this Partnership. According to the terms of the Agreement, revenues, costs, and cash distributions of this Partnership are allocated 63 percent to the Investor Partners, which are shared pro rata based upon the number of units in this Partnership, and 37 percent to the Managing General Partner. The Managing General Partner may repurchase Investor Partner units under certain circumstances provided by the Agreement, upon request of an individual Investor Partner. The formula for the repurchase price is set at a minimum of four times the most recent 12 months of cash distributions. Due to the suspension of cash distributions during the second quarter of 2015, there is no value upon which to base the calculation, and therefore no repurchase offers are currently being considered. On a cumulative basis, through September 30, 2017, the Managing General Partner has repurchased 164 units of Partnership interest from the Investor Partners at an average price of $2,351 per unit; the last such purchase was in December 2015. As of September 30, 2017, the Managing General Partner owned approximately 39 percent of this Partnership, including the repurchased units. The Managing General Partner made no limited partner unit repurchases during the three months ended September 30, 2017.

In the Managing General Partner's opinion, the accompanying condensed financial statements contain all adjustments consisting of only normal recurring adjustments necessary for a fair statement of this Partnership's results for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in the audited financial statements have been condensed or omitted. The December 31, 2016, condensed balance sheet data was derived from this Partnership's audited financial statements, but does not include disclosures required by U.S. GAAP. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with this Partnership's audited financial statements and notes thereto included in this Partnership's 2016 Form 10-K. This Partnership's accounting policies are described in the Notes to Financial Statements in this Partnership's 2016 Form 10-K and updated, as necessary, in this Quarterly Report on Form 10-Q. The results of operations and cash flows for the nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the full year or any future period.

Certain immaterial reclassifications have been made to prior period financial statements to conform to the current period presentation. The reclassifications had no impact on previously reported financial results.

Note 2 - Going Concern

This Partnership has historically funded its operations with cash flows from operations. This Partnership’s most significant cash outlays have related to its operating expenses, capital expenditures, plugging and abandonment of wells, and cash distributions to partners. This Partnership generated negative cash flows from operations during the nine months ended September 30, 2017, primarily due to satisfying asset retirement obligations. This Partnership had working capital deficits of $1,510,000 and $1,177,000 as of September 30, 2017 and December 31, 2016, respectively. The negative impact to its cumulative lack of liquidity resulting from sustained depressed commodity prices, the negative impact of high line pressures on the productivity and decreasing production from natural declines of the wells in this Partnership raises substantial doubt about this Partnership’s ability to continue as a going concern. As the expected cash outlays for plugging and abandoning wells over the next several years is expected to amount to meaningful expenditures, this applies further pressure on the overall liquidity of this Partnership. The Managing General Partner believes that cash flows from operations will be insufficient to meet this

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

Partnership’s obligations largely because of ongoing expected declines in production volumes and the expenditures required to plug and abandon uneconomic wells, absent a change in circumstances as described below. This deficit in available cash flows generated by this Partnership's operations is currently being funded by the Managing General Partner to the extent necessary. The Managing General Partner will recover amounts funded from future cash flows of this Partnership, to the extent available.

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

The ability of this Partnership to continue as a going concern is dependent upon its ability to attain a satisfactory level of cash flows from operations and continued funding of cash flow deficits by the Managing General Partner. Greater cash flow would most likely occur from improved commodity pricing and, to a lesser extent, a sustained increase in production. Historically, as a result of the normal production decline in a well's production life cycle, this Partnership has not experienced a sustained increase in production without substantial amounts of capital expenditures.

The Managing General Partner is considering various options to potentially mitigate risks impacting this Partnership’s ability to continue as a going concern, including, but not limited to, deferral of obligations, continued suspension of distributions to partners, and a partial or complete sale of assets. There can be no assurance that this Partnership will be able to mitigate such conditions. Failure to do so could result in a partial asset sale or some form of bankruptcy, liquidation, or dissolution of this Partnership.

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

Note 3 - Summary of Significant Accounting Policies

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board issued their converged standard on revenue recognition that provides a single, comprehensive model that entities will apply to determine the measurement of revenue and timing of when it is recognized. The standard has been updated and now includes technical corrections. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard outlines a five-step approach to apply the underlying principle: (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to separate performance obligations, and (5) recognize revenue when (or as) each performance obligation is satisfied. The revenue standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period; we are adopting the standard effective January 1, 2018. The revenue standard can be adopted under the full retrospective method or modified retrospective method. In order to evaluate the impact that the adoption of the revenue standard will have on this Partnership's consolidated financial statements, the Managing General Partner is performing a comprehensive review of this Partnership's significant revenue streams. The focus of this review includes, among other things, the identification of the significant contracts and other arrangements this Partnership have with its customers to identify performance obligations and principal versus agent considerations, and factors affecting the determination of transaction price. The Managing General Partner is also reviewing this Partnership's current accounting policies, procedures, and controls with

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

respect to these contracts and arrangements to determine what changes, if any, may be required by the adoption of the revenue standard. The Managing General Partner has determined that this Partnership will adopt the standard under the modified retrospective method. The Managing General Partner has not made a complete determination regarding the impact that the adoption will have on this Partnership's consolidated financial statements as of the time of this filing.

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

Note 5 - Asset Retirement Obligations

The following table presents the changes in the carrying amount of the asset retirement obligations associated with this Partnership's working interest in crude oil and natural gas properties:

Amount

Balance at December 31, 2016	$2,529,429
Revisions in estimated cash flows	(107,902)
Obligations discharged with asset retirements and expenditures	(657,282)
Accretion expense	117,156
Gain on settlement of asset retirement obligations	(151,126)
Balance at September 30, 2017	1,730,275
Less current portion	800,000
Long-term portion	$930,275

This Partnership's estimated asset retirement obligations liability was based on the Managing General Partner's historical experience in plugging and abandoning this Partnership's wells, estimated economic lives and estimated plugging and abandonment costs considering federal and state regulatory requirements in effect. Prior to 2017, this Partnership's plugging and abandonment activity had been limited; however, during the nine months ended September 30, 2017, this Partnership plugged 14 wells. Based on the 2017 plugging and abandonment activities, this Partnership's estimated future plugging and abandonment costs have been adjusted downward by approximately $108,000 as reflected in the table above. The liability is discounted using the credit-adjusted risk-free rate estimated at the time the liability is incurred or revised. As of September 30, 2017, the credit-adjusted risk-free rates used to discount this Partnership's plugging and abandonment liabilities ranged from 6.5

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

percent to 8.2 percent. In periods subsequent to initial measurement of the liability, this Partnership must recognize period-to-period changes in the liability resulting from the passage of time, revisions to either the amount of the original estimate of undiscounted cash flows or changes in inflation factors and changes to this Partnership's credit-adjusted risk-free rate as market conditions warrant.

During the three and nine months ended September 30, 2017, this Partnership plugged and abandoned ten and 14 wells, respectively, for total estimated cost of approximately $494,000 and 657,000, respectively. These costs were offset by the release of the asset retirement obligations liability of approximately $583,000 and $808,000, respectively, resulting in a gain on settlement of asset retirement obligations of approximately $89,000 and $151,000, respectively.  The current portion of the asset retirement obligations relates to 16 wells that are expected to be plugged and abandoned during the next 12 months.

Note 6 - Commitments and Contingencies

Legal Proceedings

Neither this Partnership nor PDC, in its capacity as the Managing General Partner of this Partnership, are party to any pending legal proceeding that PDC believes would have a materially adverse effect on this Partnership's business, financial condition, results of operations or liquidity.

Environmental

Due to the nature of the oil and natural gas industry, this Partnership is exposed to environmental risks. The Managing General Partner has various policies and procedures in place to prevent environmental contamination and mitigate the risks from environmental contamination. The Managing General Partner conducts periodic reviews to identify changes in this Partnership's environmental risk profile. Liabilities are recorded when environmental remediation efforts are probable and the costs can be reasonably estimated. These liabilities are reduced as remediation efforts are completed or are adjusted as a consequence of subsequent periodic reviews. Except as discussed herein, the Managing General Partner is not aware of any material environmental claims existing as of September 30, 2017 which have not been provided for or would otherwise have a material impact on this Partnership's financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown potential past non-compliance with environmental laws or other potential sources of liability will not be discovered on this Partnership's properties. However, the liability ultimately incurred with respect to a matter may exceed the related accrual.

Clean Air Act Tentative Agreement and Related Consent Decree

In August 2015, the Managing General Partner received a Clean Air Act Section 114 Information Request (the "Information Request") from the U.S. Environmental Protection Agency ("EPA"). The Information Request sought, among other things, information related to the design, operation, and maintenance of this Partnership's Wattenberg Field production facilities in the Denver-Julesburg Basin ("DJ Basin") of Colorado. The Information Request focused on historical operation and design information at certain of the Managing General Partner's production facilities and asked that the Managing General Partner conduct sampling and analyses at the facilities. The Managing General Partner responded with the requested data to the Information Request in January 2016.

In addition, in December 2015, the Managing General Partner received a Compliance Advisory pursuant to C.R.S. 25-7-115(2) from the Colorado Department of Public Health and Environment's (“CDPHE”) Air Quality Control Commission's Air Pollution Control Division alleging that the Managing General Partner failed to design, operate, and maintain certain condensate collection, storage, processing, and handling operations to minimize leakage of volatile organic compounds at certain production facilities consistent with applicable standards under Colorado law.

For more than a year, the Managing General Partner held a series of meetings with the EPA, Department of Justice (“DOJ”) and CDPHE on the above matters. On June 26, 2017, the DOJ on behalf of the EPA, and the State of Colorado filed a complaint against PDC based on the above matters.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

A consent decree resolving the matter was signed by all parties on October 31, 2017 and is subject to a 30-day comment period, which will be publicly published in the Federal Register. The consent decree provides that the Managing General Partner will implement changes to the design, operation, and maintenance of most of its field-wide storage tank systems to enhance the emission management in the DJ Basin.  Agreed upon and planned efforts include, but are not limited to, vapor control system modifications and verification, increased inspection and monitoring, and installation of tank pressure monitors.  The three primary elements of the tentative settlement are: (i) fine/supplemental environmental projects; (ii) injunctive relief; and (iii) mitigation.

The Managing General Partner will pay the total amount of the fine and cost associated with supplemental environmental projects. This Partnership will share proportionally in the injunctive relief and may share in the mitigation efforts required by the consent decree. The consent decree includes substantially all of this Partnership’s wells located across 21 production facilities. The profitability of older low-production wells, such as those owned by this Partnership, is likely to be affected in a negative manner by the required costs associated with the injunctive relief and mitigation, which could result in decisions to plug additional wells owned by this Partnership.

Note 7 - Transactions with Managing General Partner

The Managing General Partner transacts business on behalf of this Partnership under the authority of the D&O Agreement. Revenues and other cash inflows received by the Managing General Partner on behalf of this Partnership are distributed to this Partnership, net of corresponding operating costs and other cash outflows incurred on behalf of this Partnership.

This Partnership's net amount due to the Managing General Partner was approximately $840,000 and $404,000 as of September 30, 2017 and December 31, 2016, respectively. The majority of the amount is past due and represents operating costs, plugging and abandonment costs, and general and administrative and other costs that have not been deducted from distributions due to the lack of revenue generated and available cash flow.

A “Well operations and maintenance” fee is charged by the Managing General Partner for the operation of this Partnership's wells and is included in the “Lease operating expenses” line item on the condensed statements of operations. The fees for well operating and maintenance for the three and nine months ended September 30, 2017 were approximately $20,000 and $116,000, respectively. The fees for well operating and maintenance for the three and nine months ended September 30, 2016 were approximately $44,000 and $141,000, respectively. The decrease in fees during in the three and nine months ended September 30, 2017 periods compared to 2016 is due to a decrease in the number of wells for which this Partnership is charged the fee.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Partnership Overview

This Partnership engages in the development, production, and sale of crude oil, natural gas, and NGLs. This Partnership began crude oil and natural gas operations in September 2006 and currently operates 45 gross (44.9 net) wells located in the Wattenberg Field of Colorado. The Managing General Partner markets this Partnership's crude oil, natural gas, and NGL production to midstream marketers. Crude oil, natural gas, and NGLs are sold primarily under market-based contracts in which the price varies as a result of market forces. PDC does not charge a separate fee for the marketing of the crude oil, natural gas, and NGLs because these services are covered by a monthly well operating charge. Seasonal factors, such as effects of weather on realized commodity prices, availability of third-party owned pipeline capacity, and other factors such as high line pressures in the gathering system, whether caused by heat or third-party capacity issues, may impact this Partnership's results.
Partnership Operating Results Overview

This Partnership’s operations for the three and nine months were impacted by a number of noteworthy items. Aggregate crude oil, natural gas, and NGLs production, decreased 44 percent and 23 percent for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016. Crude oil production decreased 56 percent and 31 percent for the comparable three and nine month periods of 2016, respectively. The primary drivers for the continued decrease in production include increasingly high gathering system line pressures, fewer producing wells resulting from ongoing plugging and abandonment activity, and the natural decline rates of this Partnership's wells. This Partnership’s midstream service provider is currently processing at full capacity and basin-wide development and production continues to increase; therefore, line pressures continue to remain elevated.

This Partnership’s plugging and abandonment activities continued during 2017, with ten and 14 wells plugged and abandoned during the three and nine months ended September 30, 2017, respectively. The approximate cost of plugging and abandoning the 14 wells during the nine months ended September 30, 2017 was $657,000. This Partnership plugged and abandoned the 14 wells as they were expected to be uneconomic to operate given the anticipated capital spending levels that would be required to meet newly-implemented environmental standards. One well was plugged and abandoned for the comparable nine month period ended September 30, 2016.

When considering the current commodity price environment, the significantly increased line pressure along with the ongoing operating costs, production taxes, direct costs - general and administrative, as well as the costs incurred and expected to be incurred for plugging and abandoning wells, the Managing General Partner believes that this Partnership will not be able to generate positive net cash flows in the foreseeable future. Accordingly, in the second quarter of 2015, this Partnership suspended cash distributions until such time, if at all, that cash flows can reasonably be expected to support the necessary costs of operations and the expected plugging and abandoning of the wells that are becoming unproductive and/or the required capital investments for regulatory requirements, and this Partnership becomes current on its obligations. Because of the projected negative net cash flows, there is substantial doubt about this Partnership’s ability to continue as a going concern.

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

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

Summary Operating Results

The following table presents selected information regarding this Partnership’s results of operations:

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Number of gross productive wells (end of period) (1)	45	62	(27)%	45	62	(27)%
Production
Crude oil (Bbl)	1,893	4,301	(56)%	9,106	13,228	(31)%
Natural gas (Mcf)	8,658	14,597	(41)%	33,579	43,642	(23)%
NGLs (Bbl)	1,608	2,063	(22)%	5,333	5,357	—%
Crude oil equivalent (Boe)	4,944	8,797	(44)%	20,035	25,859	(23)%
Average Boe per day	54	96	(44)%	73	94	(22)%

Crude oil, natural gas, and NGLs sales
Crude oil	$86,971	$187,834	(54)%	$434,819	$497,838	(13)%
Natural gas	19,325	31,311	(38)%	80,273	73,412	9%
NGLs	28,417	22,979	24%	89,095	57,051	56%
Total crude oil, natural gas, and NGLs sales	$134,713	$242,124	(44)%	$604,187	$628,301	(4)%

Average selling price
Crude oil (per Bbl)	$45.94	$43.67	5%	$47.75	$37.64	27%
Natural gas (per Mcf)	$2.23	$2.15	4%	$2.39	$1.68	42%
NGLs (per Bbl)	$17.67	$11.14	59%	$16.71	$10.65	57%
Crude oil equivalent (per Boe)	$27.25	$27.52	(1)%	$30.16	$24.30	24%

Average cost per Boe
Lease operating expenses	$21.47	$23.49	(9)%	$21.82	$17.79	23%
Production taxes	1.11	1.11	—%	1.40	0.95	47%
Total production costs	$22.58	$24.60	(8)%	$23.22	$18.74	24%

Depreciation, depletion and amortization	$6.02	$6.50	(7)%	$6.13	$6.34	(3)%

Operating costs and expenses
Lease operating expenses	$106,167	$206,621	(49)%	$437,211	$460,101	(5)%
Production taxes	5,490	9,796	(44)%	28,135	24,544	15%
Direct costs - general and administrative	28,217	52,296	(46)%	106,455	109,817	(3)%
Depreciation, depletion and amortization	29,780	57,148	(48)%	122,793	163,932	(25)%

*Percentage change is not meaningful.
Amounts may not recalculate due to rounding.

(1) Represents the number of wells capable of producing hydrocarbons at the end of the period, regardless of whether such wells were productive during the periods shown.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Definitions used throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Bbl - One barrel of crude oil or NGLs or 42 gallons of liquid volume.
Boe - Barrels of crude oil equivalent.
Mcf - One thousand cubic feet of natural gas volume.
NGLs - Natural gas liquids.
NYMEX - New York Mercantile Exchange

Crude Oil, Natural Gas, and NGLs Sales

Changes in Crude Oil, Natural Gas, and NGLs Production Volumes.  For the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, crude oil, natural gas, and NGLs production, on a per barrel of oil equivalent ("Boe") basis, decreased 44 percent and 23 percent, respectively, primarily resulting from increasingly high line pressures on the gas gathering facilities, the natural decline rates of this Partnership's wells and fewer producing wells resulting from plugging and abandonment activity.

On a sequential quarterly basis, production for the third quarter 2017 declined to 4,900 Boe compared to 7,400 Boe for the second quarter and 7,700 Boe for the first quarter 2017. The main drivers in the decrease were a significant increase in the gathering system line pressures, the plugging abandonment activity and the natural decline rates of this Partnership's wells. Production throughout the remainder of 2017 is expected to be negatively impacted as line pressures are expected to increase due to the midstream provider currently processing at full capacity, along with the normal production decline in a well's production life cycle.

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

During 2017, the line pressures on this Partnership's wells have sharply increased from an average of approximately 150 pounds per square inch (“psi”) at the beginning of the year to approximately 270 psi in September, an increase of 80 percent. This Partnership’s midstream service provider is currently processing at full capacity and basin-wide activity remains high; therefore, line pressures continue to be at high levels and may continue to increase.

Production from older vertical wells is susceptible to being negatively impacted by increasing gathering system line pressures compared to newer wells. Production equipment on the majority of this Partnership's wells can operate up to a certain line pressure, at which point safety valves will shut-in a well. This maximum operating line pressure is typically between 275 and 300 psi. This Partnership's wells are approaching, and some are exceeding, the maximum limit now. In order to manage the impact of the increased line pressures, the Managing General Partner, along with other major operators in the Wattenberg Field, continue to work closely with this Partnership's third-party midstream provider in an effort to ensure adequate system capacity going forward, as evidenced by a commitment signed in December 2016 with the midstream provider to build additional gathering and processing capacity in the field. This expansion of gathering, compression, and processing facilities is expected to increase the capacity of the natural gas gathering pipelines and processing facilities in order to lower line pressures and accommodate more volumes in the field. However, the new facilities are not scheduled to go on line until the fourth quarter of 2018. The Managing General Partner expects that line pressures will remain high until the new plant is placed in service, causing this Partnership's wells to experience challenging periods of operation that negatively impact production that may result in shut-in periods. With current and expected ongoing horizontal development in the field, this increase in capacity scheduled for 2018 may not offset all of the production increases expected in the Wattenberg Field. The timing and availability of adequate infrastructure is not within the Managing General Partner’s nor this Partnership’s control.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

    Crude Oil, Natural Gas, and NGLs Pricing. This Partnership's results of operations depend upon many factors, particularly the price of crude oil, natural gas, and NGLs, and the Managing General Partner's ability to market this Partnership's production effectively. Crude oil, natural gas, and NGLs prices are among the most volatile of all commodity prices. The price of crude oil, natural gas, and NGLs increased during the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, primarily due to improvements in NYMEX crude oil and natural gas prices and improved price realizations.

Production Costs

Total production costs, which consist of lease operating expenses, production taxes, and transportation, gathering and processing costs, vary with changes in total crude oil, natural gas, and NGLs sales and production volumes. Production taxes vary directly with crude oil, natural gas, and NGLs sales and effective tax rates. When oil inventory accumulates, the cost of the production is capitalized as inventory costs. Upon sale of oil inventory, the cost of production previously capitalized is relieved from inventory and recognized as lease operating expense. Production taxes are estimated by the Managing General Partner based on tax rates determined using published information and are subject to revision based on actual amounts determined during future filings by the Managing General Partner with taxing authorities. Fixed monthly well operating costs on a per unit basis increase as production decreases. General oil field services and all other costs vary and can fluctuate based on services required, but are expected to increase as wells age and require more extensive repair and maintenance. These costs include water hauling and disposal, equipment repairs and maintenance, snow removal, environmental compliance, and remediation and service rig workovers.

Three months ended September 30, 2017 as compared to three months ended September 30, 2016

Total lease operating expenses for the three months ended September 30, 2017, decreased approximately $100,000 compared to the same period in 2016, primarily due to the decrease of the number of wells producing in 2017 resulting from high line pressures and the plugging and abandonment activities, and to the impact of the timing of sales of crude oil from inventory. Fewer producing wells resulted in lower well operating and maintenance fees being charged by the Managing General Partner. Production taxes decreased approximately $4,000 due to decreased crude oil and natural gas sales in the three months ended September 30, 2017, compared to the three months ended September 30, 2016 as noted above.

Nine months ended September 30, 2017 as compared to nine months ended September 30, 2016

Total lease operating expenses for the nine months ended September 30, 2017, decreased approximately $23,000 compared to the same period in 2016, primarily due to the decrease of the number of wells producing in 2017 resulting from high line pressures and the plugging and abandonment activities, and to the impact of the timing of sales of crude oil from inventory. Fewer producing wells resulted in lower well operating and maintenance fees being charged by the Managing General Partner. Production taxes increased approximately $4,000 due to increased ad valorem tax effective rates in the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.

Direct costs - general and administrative

Three and nine months ended September 30, 2017 as compared to three and nine months ended September 30, 2016

Direct costs - general and administrative for the three months ended September 30, 2017 decreased approximately $24,000 compared to the same period in 2016 primarily due to lower audit and tax preparation fees. Similarly there was a decrease in the comparable nine month period ended September 30, 2017, as compared to the prior year, for the same reason.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Depreciation, Depletion and Amortization

Three months ended September 30, 2017 as compared to three months ended September 30, 2016

Depreciation, depletion and amortization ("DD&A") expense decreased for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily due to a 44 percent decrease in production. The DD&A expense rate per Boe decreased to $6.02 for the three months ended September 30, 2017, compared to $6.50 during the same period in 2016.

Nine months ended September 30, 2017 as compared to nine months ended September 30, 2016

Depreciation, depletion, and amortization expense related to crude oil and natural gas properties is directly related to proved reserves and production volumes. Depreciation, depletion and amortization expense decreased for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to a 23 percent decrease in production. The DD&A expense rate per Boe decreased to $6.13 for the nine months ended September 30, 2017, compared to $6.34 during the same period in 2016.

Asset Retirement Obligations and Accretion Expense

During the nine months ended September 30, 2017, this Partnership has plugged and abandoned 14 wells for a total estimated cost of approximately 657,000, which were offset by the release of the asset retirement obligations liability of approximately $808,000, resulting in a gain on settlement of asset retirement obligations of approximately $151,000.  Prior to 2017, this Partnership's plugging and abandonment activity had been limited; however, due to the increased plugging and abandonment activities during 2017, this Partnership's estimated future plugging and abandonment costs have been adjusted downward. See the footnote titled Asset Retirement Obligations for further details.

The current portion of the asset retirement obligations of $800,000 relates to 16 of this Partnership's wells that the Managing General Partner expects to be plugged and abandoned during the next 12 months. These wells are expected to be uneconomic to operate given anticipated capital spending that would be required to meet newly-implemented environmental standards and the significantly increased high line pressure in the field. The costs to plug and abandon wells over the next 12 months are expected to result in a significant cash outflow for this Partnership and the Managing General Partner does not believe that the Partnership will be able to fund its obligations from cash flows alone. To the extent that the costs of plugging and abandonment activities exceed current cash balances and available cash flows generated by this Partnership's operations, the Managing General Partner has funded such activities. The Managing General Partner would recover amounts funded from future cash flows of this Partnership, if available.

Financial Condition, Liquidity and Capital Resources

This Partnership's primary source of liquidity has been cash flows from operating activities. Fluctuations in this Partnership's operating cash flows are substantially driven by changes in commodity prices and sales volumes. This source of cash has been primarily used to fund this Partnership's operating costs, direct costs-general and administrative, capital expenditures, and cash distributions when available to the Investor Partners and the Managing General Partner. Beginning in the second quarter of 2015 and continuing through the third quarter of 2017, this Partnership made no quarterly cash distributions to the Managing General Partner and Investor Partners, as a result of operating costs exceeding revenues.

This Partnership generated no liquidity during the nine months ended September 30, 2017, as cash flows generated from crude oil, natural gas, and NGLs sales were utilized for operating activities, including the plugging and abandonment of 14 wells. Due to the trend of decreases in liquidity experienced in recent periods, and anticipated future expenditures required to remain in compliance with certain regulatory requirements and costs of necessary plugging and abandonment activities, the Managing General Partner believes that projected cash flows from operations will be insufficient to meet this Partnership’s obligations. Commodity prices during the nine months ended September 30, 2017 showed improvement relative to pricing experienced during the comparable period of 2016. However, this level of price improvement alone is not likely to be sufficient to alleviate concerns regarding this Partnership’s ability to meet its obligations.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

This Partnership's future operations are expected to be conducted with available funds and revenues generated from crude oil, natural gas, and NGLs production activities from the producing wells, and supplemented by the Managing General Partner as necessary. Crude oil, natural gas, and NGLs production from existing properties are generally expected to continue a gradual decline in the rate of production over the remaining life of the wells. These declines in production will be particularly significant during times of increased gathering system line pressures which this Partnership is experiencing at the present time. Given the current commodity price forecast, this Partnership anticipates a net lower annual level of crude oil, natural gas, and NGLs production and, therefore, lower revenues. Under these circumstances, decreased production would have a material adverse impact on this Partnership's operations and, when combined with the requirements to plug and abandon wells, the Managing General Partner had made the decision, beginning in the second quarter of 2015, to suspend distributions from this Partnership, until such time, if at all, that cash flows can reasonably be expected to support the necessary costs of expected plugging and abandoning of the wells that are becoming unproductive and/or the required capital investments for regulatory requirements, and this Partnership becomes current on its obligations.
Working Capital

As of September 30, 2017, this Partnership had a working capital deficit of $1,510,000, compared to a working capital deficit of $1,177,000 at December 31, 2016. The $333,000 increase in the working capital deficit from December 31, 2016, to September 30, 2017 was primarily due to:

•	a $436,000 increase in the amount due to Managing General Partner; and

•	a $45,000 decrease in accounts receivable.

Partially offset by:

•	a $178,000 decrease in the current portion of asset retirement obligations.

Although the D&O Agreement permits this Partnership to borrow funds on its behalf for Partnership activities, the Managing General Partner does not anticipate electing to fund a portion of this Partnership's activities, if any, through borrowings; nor is it likely that borrowings would be supportable based on the remaining asset composition of the Partnership. Partnership borrowings, should any occur, will be non-recourse to the Investor Partners. Accordingly, this Partnership, rather than the Investor Partners, would be responsible for repaying any amounts borrowed.

Cash Flows

Operating Activities

Net cash deficit from operating activities was $64,000 for the nine months ended September 30, 2017, compared to net cash of $40,000 from operating activities for the comparable period in 2016.

This Partnership's cash flows from operating activities in the nine months ended September 30, 2017 were primarily impacted by commodity prices, production volumes, operating costs, and direct costs-general and administrative expenses. The key components of the changes in this Partnership's cash flows from operating activities are described in more detail in Results of Operations above.

Investing Activities

Cash flows from investing activities includes investments in equipment and proceeds received from the sale of crude oil and natural gas properties. From time to time, this Partnership invests in equipment which supports treatment, delivery and measurement of crude oil, natural gas, and NGLs or environmental protection. During the nine months ended September 30, 2017, this Partnership's investment in equipment was $3,000 compared to $41,000 for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, this Partnership's proceeds from the sale of equipment salvaged from wells that were plugged and abandoned in 2017 were approximately $64,000 compared to no proceeds in 2016.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Financing Activities

Cash flows from financing activities generally consist of cash distributions to investors. Since the second quarter of 2015, this Partnership has made no quarterly cash distributions to the Managing General Partner or Investor Partners as operating costs exceeded revenues.

Off-Balance Sheet Arrangements

As of September 30, 2017, this Partnership had no off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on this Partnership's financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

The Managing General Partner timely complied with both phases of the Notice. The Managing General Partner has an existing Flowline Integrity Management Program to inspect all DJ Basin wells and related pipelines on an annual basis, and will continue to engage in this process.

On August 22, 2017, the State announced its response to the incident, following a three month review of oil and gas operations. The policy initiatives proposed could come either through rulemaking or legislation.

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

(a)    Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, PDC, as Managing General Partner on behalf of this Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of this Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on the results of this evaluation, the Managing General Partner's Chief Executive Officer and Principal Financial Officer concluded that this Partnership's disclosure controls and procedures were effective as of September 30, 2017.

(b)    Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2017, PDC, the Managing General Partner, made no changes in this Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect this Partnership's internal control over financial reporting.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, the Partnership is a party to various legal proceedings in the ordinary course of business. The Partnership is not currently a party to any litigation that the Managing General Partner believes would have a materially adverse effect on this Partnership's business, financial condition, results of operations, or liquidity.

Environmental

Due to the nature of the natural gas and oil industry, the Partnership is exposed to environmental risks. The Managing General Partner has various policies and procedures to minimize and mitigate the risks from environmental contamination. The Managing General Partner conducts periodic reviews to identify changes in environmental risks. Liabilities are recorded when environmental damages resulting from past events are probable and the costs can be reasonably estimated. Except as discussed herein, the Managing General Partner is not aware of any environmental claims existing as of September 30, 2017 which have not been provided for or would otherwise have a material impact on this Partnership's financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown past non-compliance with environmental laws will not be discovered on the Partnership's properties.

Clean Air Act Tentative Agreement and Related Consent Decree

In August 2015, the Managing General Partner received a Clean Air Act Section 114 Information Request (the "Information Request") from the U.S. Environmental Protection Agency ("EPA"). The Information Request sought, among other things, information related to the design, operation, and maintenance of this Partnership's Wattenberg Field production facilities in the Denver-Julesburg Basin ("DJ Basin") of Colorado. The Information Request focused on historical operation and design information at certain of the Managing General Partner's production facilities and asked that the Managing General Partner conduct sampling and analyses at the facilities. The Managing General Partner responded with the requested data to the Information Request in January 2016.

In addition, in December 2015, the Managing General Partner received a Compliance Advisory pursuant to C.R.S. 25-7-115(2) from the Colorado Department of Public Health and Environment's (“CDPHE”) Air Quality Control Commission's Air Pollution Control Division alleging that the Managing General Partner failed to design, operate, and maintain certain condensate collection, storage, processing, and handling operations to minimize leakage of volatile organic compounds at certain production facilities consistent with applicable standards under Colorado law.

For more than a year, the Managing General Partner held a series of meetings with the EPA, Department of Justice (“DOJ”) and CDPHE on the above matters. On June 26, 2017, the DOJ on behalf of the EPA, and the State of Colorado filed a complaint against PDC based on the above matters.

A consent decree resolving the matter was signed by all parties on October 31, 2017 and is subject to a 30-day comment period, which will be publicly published in the Federal Register. The consent decree provides that the Managing General Partner will implement changes to the design, operation, and maintenance of most of its field-wide storage tank systems to enhance the emission management in the DJ Basin.  Agreed upon and planned efforts include, but are not limited to, vapor control system modifications and verification, increased inspection and monitoring, and installation of tank pressure monitors.  The three primary elements of the tentative settlement are: (i) fine/supplemental environmental projects; (ii) injunctive relief; and (iii) mitigation.

The Managing General Partner will pay the total amount of the fine and cost associated with supplemental environmental projects. This Partnership will share proportionally in the injunctive relief and may share in the mitigation efforts required by the consent decree. The consent decree includes substantially all of this Partnership’s wells located across 21 production facilities. The profitability of older low-production wells, such as those owned by this Partnership, is likely to be affected in a negative manner by the required costs associated with the injunctive relief and mitigation, which could result in decisions to plug additional wells owned by this Partnership.

Item 1A. Risk Factors

Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unit Repurchase Program. Investor Partners may request that the Managing General Partner repurchase limited partnership units at any time beginning with the third anniversary of the first cash distribution of this Partnership. The repurchase price is set at a minimum of four times the most recent 12 months of cash distributions from production. In accordance with the Partnership Agreement, the Managing General Partner has elected to suspend cash distributions beginning in the second quarter of 2015. The formula for the repurchase price is set at a minimum of four times the most recent 12 months of cash distributions, due to this Partnership making no cash distributions over the most recent 12 months, the Managing General Partner is unable to repurchase units as there is no value upon which to base the calculation. In any calendar year, the Managing General Partner is conditionally obligated to purchase Investor Partner units aggregating up to 10 percent of the initial subscriptions, if requested by an individual Investor Partner, subject to PDC's financial ability to do so and upon receipt of opinions of counsel that the repurchase will not cause this Partnership to be treated as a “publicly traded partnership” or result in the termination of this Partnership for federal income tax purposes. If accepted, repurchase requests are fulfilled by the Managing General Partner on a first-come, first-served basis. The Managing General Partner did not have limited partner unit repurchases during the three months ended September 30, 2017.

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
November 13, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Barton R. Brookman	President and Chief Executive Officer	November 13, 2017
Barton R. Brookman	PDC Energy, Inc. Managing General Partner of the Registrant
(principal executive officer)

/s/ David W. Honeyfield	Senior Vice President and Chief Financial Officer	November 13, 2017
David W. Honeyfield	PDC Energy, Inc. Managing General Partner of the Registrant
(principal financial officer)