Form 10-Q
period 2018-03-31
Rockies Region 2006 Limited Partnership
filed 2018-05-18
CIK 1376912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2018
or

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

As of March 31, 2018, this Partnership had 4,497 units of limited partnership interest and no units of additional general partnership interest outstanding.

Rockies Region 2006 Limited Partnership

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding this Partnership's business, financial condition, and results of operations. PDC Energy, Inc. (“PDC”) is the Managing General Partner of this Partnership. All statements other than statements of historical facts included in and incorporated by reference into this report are “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Words such as expect, anticipate, intend, plan, believe, seek, estimate, and similar expressions or variations of such words are intended to identify forward-looking statements herein. These statements may relate to, among other things: future production, sales, expenses, cash flows, and liquidity; anticipated capital expenditures and projects; the impact of high gathering system line pressures; availability of additional midstream facilities and services, timing of that availability and related benefits to this Partnership; the effect of environmental or regulatory actions; and the Managing General Partner's future strategies, plans, and objectives.

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

Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•	availability of future cash flows to enable this Partnership to continue as a going concern, for investor distributions, or funding of development activities;

•	changes in worldwide production volumes and demand, including economic conditions that might impact demand and prices for the products this Partnership produces;

•	volatility of commodity prices for crude oil, natural gas, and natural gas liquids ("NGLs");

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

•
availability of sufficient pipeline, gathering and other transportation facilities and related infrastructure to process and transport this Partnership's production, and the impact of these facilities and regional and local capacity on the prices this Partnership receives for its production;

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

Further, this Partnership urges the reader to carefully review and consider the cautionary statements and disclosures made in this Quarterly Report on Form 10-Q, this Partnership's Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 29, 2018 and this Partnership's other filings with the SEC for further information on risks and uncertainties that could affect this Partnership's business, financial condition, results of operations, and cash flows. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. This Partnership undertakes no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events. All forward looking statements are qualified in their entirety by this cautionary statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Rockies Region 2006 Limited Partnership
Condensed Balance Sheets
(unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$7,048	$7,602
Accounts receivable	23,334	57,890
Crude oil inventory	30,661	21,682
Total current assets	61,043	87,174
Crude oil and natural gas properties, successful efforts method, at cost	1,989,644	1,978,684
Less: Accumulated depreciation, depletion and amortization	(928,553)	(923,349)
Crude oil and natural gas properties, net	1,061,091	1,055,335
Total Assets	$1,122,134	$1,142,509

Liabilities and Partners' Equity (Deficit)
Current liabilities:
Due to Managing General Partner, net	$1,176,245	$942,592
Current portion of asset retirement obligations	550,000	400,000
Total current liabilities	1,726,245	1,342,592
Asset retirement obligations	1,361,951	1,621,598
Total Liabilities	3,088,196	2,964,190

Commitments and contingent liabilities

Partners' equity (deficit):
Managing General Partner	(5,663,456)	(5,610,035)
Limited Partners - 4,497 units issued and outstanding	3,697,394	3,788,354
Total Partners' Equity (Deficit)	(1,966,062)	(1,821,681)
Total Liabilities and Partners' Equity (Deficit)	$1,122,134	$1,142,509

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2006 Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Crude oil, natural gas and NGLs sales	$25,604	$255,155

Operating costs and expenses:
Lease operating expenses	70,387	167,391
Production taxes	643	8,699
Direct costs - general and administrative	25,123	47,875
Depreciation, depletion and amortization	5,204	48,078
Accretion of asset retirement obligations	33,575	42,784
(Gain) loss on settlement of asset retirement obligations	35,053	(75,605)
Total operating costs and expenses	169,985	239,222

Net income (loss)	$(144,381)	$15,933

Net income (loss) allocated to partners	$(144,381)	$15,933
Less: Managing General Partner interest in net income (loss)	(53,421)	5,894
Net income (loss) allocated to Investor Partners	$(90,960)	$10,039

Net income (loss) per Investor Partner unit	$(20.23)	$2.23

Investor Partner units outstanding	4,497	4,497

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2006 Limited Partnership
Condensed Statement of Partners' Equity (Deficit)
(unaudited)

	Three Months Ended March 31, 2018
		Managing
	Investor	General
	Partners	Partner	Total

Balance, December 31, 2017	$3,788,354	$(5,610,035)	$(1,821,681)

Net loss	(90,960)	(53,421)	(144,381)

Balance, March 31, 2018	$3,697,394	$(5,663,456)	$(1,966,062)

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2006 Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(144,381)	$15,933
Adjustments to net income (loss) to reconcile to net cash from operating activities:
Depreciation, depletion, and amortization	5,204	48,078
Accretion of asset retirement obligations	33,575	42,784
(Gain) loss on settlement of asset retirement obligations	35,053	(75,605)
Changes in assets and liabilities:
Accounts receivable	34,556	(53,381)
Crude oil inventory	(8,979)	9,958
Asset retirement obligations	(178,275)	(149,538)
Due to Managing General Partner-other, net	210,114	160,750
Net cash from operating activities	(13,133)	(1,021)

Cash flows from investing activities:
Capital expenditures for crude oil and natural gas properties	(3,388)	—
Proceeds from sales of well equipment	15,967	—
Net cash from investing activities	12,579	—

Net change in cash and cash equivalents	(554)	(1,021)
Cash and cash equivalents, beginning of period	7,602	11,215
Cash and cash equivalents, end of period	$7,048	$10,194

Supplemental cash flow information:
Non-cash investing activities:
Change in due to managing general partner, net related to purchases of properties and equipment	$(33,821)	$—
Change in due to managing general partner, net related to sales of well equipment	$10,282	—

See accompanying notes to unaudited condensed financial statements.

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

As of March 31, 2018, there were 1,977 limited partners ("Investor Partners") in this Partnership. PDC is the designated Managing General Partner of this Partnership and owns a 37 percent Managing General Partner ownership in this Partnership. According to the terms of the Agreement, revenues, costs, and cash distributions of this Partnership are allocated 63 percent to the Investor Partners, which are shared pro rata based upon the number of units in this Partnership, and 37 percent to the Managing General Partner. The Managing General Partner may repurchase Investor Partner units under certain circumstances provided by the Agreement, upon request of an individual Investor Partner. The formula for the repurchase price is set at a minimum of four times the most recent 12 months of cash distributions. Due to the suspension of cash distributions during the second quarter of 2015, there is no value upon which to base further calculations, and therefore, no repurchase offers are currently being considered. The Managing General Partner made no limited partner unit repurchases during the three months ended March 31, 2018. On a cumulative basis, through March 31, 2018, the Managing General Partner has repurchased 164 units of Partnership interest from the Investor Partners at an average price of $2,351 per unit. As of March 31, 2018, the Managing General Partner owned a total of approximately 39 percent of this Partnership, which includes its 37 percent Managing General Partner interest and approximately two percent of Limited Partner Interests it has repurchased from the Investor Partners.

In the Managing General Partner's opinion, the accompanying condensed financial statements contain all adjustments consisting of only normal recurring adjustments necessary for a fair statement of this Partnership's results for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in the audited financial statements have been condensed or omitted. The December 31, 2017 condensed balance sheet data was derived from this Partnership's audited financial statements, but does not include disclosures required by U.S. GAAP. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with this Partnership's audited financial statements and notes thereto included in this Partnership's 2017 Form 10-K. This Partnership's accounting policies are described in the Notes to Financial Statements in this Partnership's 2017 Form 10-K and updated, as necessary, in this Quarterly Report on Form 10-Q. The results of operations and cash flows for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year or any future period.

Certain immaterial reclassifications have been made to the prior period condensed statement of cash flows to conform to the current period presentation. The reclassifications had no impact on previously reported financial results.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

Note 2 - Going Concern

This Partnership has historically funded its operations with cash flows from operations. This Partnership’s most significant cash outlays have related to its operating expenses, capital expenditures and plugging and abandonment of wells. This Partnership's negative cash flows from operations were $13,000 and $1,000 for the three months ended March 31, 2018 and March 31, 2017, respectively. This Partnership had working capital deficits of $1,665,000 and $1,255,000 as of March 31, 2018 and December 31, 2017, respectively. The negative impact to its liquidity resulting from high gathering system line pressure, decreasing production from natural declines, and current commodity prices raises substantial doubt about this Partnership’s ability to continue as a going concern. As the cash outlays for plugging and abandoning wells over the next several years are expected to be significant, this applies further strain on the overall liquidity of this Partnership. The Managing General Partner believes that cash flows from operations will not be sufficient to meet this Partnership’s obligations largely because of ongoing expected declines in production volumes and the expenditures required to plug and abandon uneconomic wells, absent a major change in circumstances as described below. Any deficits in available cash flows generated by this Partnership's operations are currently being funded by the Managing General Partner, to the extent necessary. The Managing General Partner will recover amounts funded from future cash flows of this Partnership, to the extent available.

One of this Partnership's most significant obligations is to the Managing General Partner for reimbursement of costs paid on behalf of this Partnership by the Managing General Partner. Such amounts are paid to third parties for general and administrative expenses, equipment, operating costs, and plugging and abandonment costs, as well as monthly operating fees payable to the Managing General Partner. This Partnership's quarterly cash distributions to the Investor Partners and Managing General Partner were suspended beginning in the second quarter of 2015. This suspension in cash distributions is expected to continue until such time, if ever, that cash flows can reasonably be expected to support the necessary costs of expected plugging and abandoning of the wells that are becoming unproductive and any capital investments required for regulatory compliance, and this Partnership becomes current on its obligations.

The ability of this Partnership to continue as a going concern is dependent upon its ability to attain a satisfactory level of cash flows from operations. Greater cash flows would most likely occur from a sustained increase in production and improved commodity pricing. Historically, during times of normalized gathering system line pressures, as a result of the normal production decline in a well's production life cycle, this Partnership has not experienced a sustained increase in production without substantial amounts of capital expenditures.

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

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

Note 3 - Summary of Significant Accounting Policies

Recently Adopted Accounting Standard

In May 2014, the Financial Accounting Standards Board and the International Accounting Standards Board issued their converged standard on revenue recognition that provides a single, comprehensive model that entities will apply to determine the measurement of revenue and timing of when it is recognized. The standard has been updated and now includes technical corrections. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard outlines a five-step approach to apply the underlying principle: (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to separate performance obligations, and (5) recognize revenue when (or as) each performance obligation is satisfied. This Partnership adopted the standard effective January 1, 2018. In order to evaluate the impact that the adoption of the revenue standard had on this Partnership's financial statements, the Managing General Partner performed a comprehensive review of its significant revenue streams. The focus of this review included, among other things, the identification of the significant contracts and other arrangements this Partnership has with its customers to identify performance obligations and principal versus agent considerations, and factors affecting the determination of the transaction price. The Managing General Partner also reviewed this Partnership's current accounting policies, procedures, and controls with respect to these contracts and arrangements to determine what changes, if any, would be required by the adoption of the revenue standard. This Partnership adopted the standard under the modified retrospective method. Based on the review, the Managing General Partner estimates that adoption of the standard did not impact this Partnership's 2017 results of operations. Upon adoption, no adjustment to the opening balance of this Partnership's retained deficit was deemed necessary.

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
March 31, 2018
(unaudited)

Note 5 - Asset Retirement Obligations

The following table presents the changes in carrying amounts of the asset retirement obligations associated with this Partnership's working interest in crude oil and natural gas properties:

Amount

Balance at December 31, 2017	$2,021,598
Obligations discharged with asset retirements	(143,222)
Accretion expense	33,575
Balance at March 31, 2018	1,911,951
Less current portion	550,000
Long-term portion	$1,361,951

This Partnership's estimated asset retirement obligations liability is based on the Managing General Partner's historical experience in plugging and abandoning this Partnership's wells, estimated economic lives and estimated plugging and abandonment costs considering federal and state regulatory requirements in effect. The liability is discounted using the credit-adjusted risk-free rate estimated at the time the liability is incurred or revised. As of March 31, 2018, the credit-adjusted risk-free rates used to discount this Partnership's plugging and abandonment liabilities ranged from 6.5 percent to 7.5 percent. In periods subsequent to initial measurement of the liability, this Partnership must recognize period-to-period changes in the liability resulting from the passage of time, revisions to either the amount of the original estimate of undiscounted cash flows or changes in inflation factors and changes to this Partnership's credit-adjusted risk-free rate as market conditions warrant. The current portion of the asset retirement obligations relates to 11 wells that are expected to be plugged and abandoned during the next 12 months.

During the three months ended March 31, 2018, this Partnership plugged and abandoned three wells and continued reclamation efforts on certain wells that were plugged and abandoned in 2017 for a total estimated cost of approximately $178,000. These costs were offset by the release of the asset retirement obligations liability of approximately $143,000, resulting in a loss on settlement of asset retirement obligations of approximately $35,000.

Note 6 - Commitments and Contingencies

Legal Proceedings

Neither this Partnership nor PDC, in its capacity as the Managing General Partner of this Partnership, is party to any pending legal proceeding that PDC believes would have a materially adverse effect on this Partnership's business, financial condition, results of operations or liquidity.

Derivative Action

In December 2017, PDC received an action entitled Dufresne, et al. v. PDC Energy, et al., filed in the United States District Court for the District of Colorado. The complaint states that it is a derivative action brought by a number of limited partner investors seeking to assert claims on behalf this Partnership against PDC and alleging claims for breach of fiduciary duty and breach of contract. The plaintiffs also included claims against two of PDC's senior officers for alleged breach of fiduciary duty. The lawsuit accuses PDC, as the managing general partner of this Partnership, of, among other things, failing to maximize the productivity of this Partnership's crude oil and natural gas wells.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

PDC filed a motion to dismiss the lawsuit on February 1, 2018, on the grounds that the complaint is deficient, including because the plaintiffs failed to allege that PDC refused a demand to take action on their claims. On March 14, 2018, the motion was denied as moot by the court because the plaintiffs requested leave to amend their complaint. In late April 2018, the plaintiffs filed an amendment to their complaint.  Such amendment primarily alleges additional facts to support the plaintiffs’ claims and purports to add direct class action claims in addition to the original derivative claims.  The amendment also adds three new individual defendants, all of which are independent members of PDC's Board of Directors. Potential damages as a result of this lawsuit would be paid by PDC and will not affect this Partnership.

Environmental

Due to the nature of the natural gas and oil industry, this Partnership is exposed to environmental risks. The Managing General Partner has various policies and procedures to minimize and mitigate the risks from environmental contamination. The Managing General Partner conducts periodic reviews and simulated drills to identify changes in this Partnership's environmental risk profile. Liabilities are recorded when environmental damages resulting from past events are probable and the costs can be reasonably estimated. Except as discussed herein, the Managing General Partner is not aware of any material environmental claims existing as of March 31, 2018 which have not been provided for or would otherwise have a material impact on this Partnership's financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown potential past non-compliance with environmental laws or other environmental liabilities will not be discovered on this Partnership's properties. The liability ultimately incurred with respect to a matter may exceed the related accrual.

Clean Air Act Tentative Agreement and Related Consent Decree

In August 2015, the Managing General Partner received a Clean Air Act Section 114 Information Request (the "Information Request") from the U.S. Environmental Protection Agency ("EPA"). The Information Request sought, among other things, information related to the design, operation, and maintenance of this Partnership's Wattenberg Field production facilities in the Denver-Julesburg Basin of Colorado ("DJ Basin"). The Information Request focused on historical operation and design information at certain of the Managing General Partner's production facilities and asked that the Managing General Partner conduct sampling and analyses at these facilities. The Managing General Partner responded to the Information Request with the requested data in January 2016.

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

In June 2017, the U.S. Department of Justice, on behalf of the EPA and the State of Colorado, filed a complaint against the Managing General Partner in the U.S. District Court for the District of Colorado, claiming that the Managing General Partner failed to operate and maintain certain condensate collection systems at certain production facilities so as to minimize leakage of volatile organic compounds in compliance with applicable law. In October 2017, the Managing General Partner entered into a consent decree to resolve the lawsuit. Pursuant to the consent decree, the Managing General Partner agreed to implement a variety of operational enhancements and mitigation and similar projects, including vapor control system modifications and verification, increased inspection and monitoring, and installation of tank pressure monitors. The three primary elements of the consent decree are: (i) fine/supplemental environmental projects; (ii) injunctive relief; and (iii) mitigation.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

The Managing General Partner will pay the total amount of the fine and costs associated with the supplemental environmental projects. This Partnership will share proportionally in the injunctive relief and the mitigation costs required by the consent decree. The consent decree includes 33 of this Partnership's wells, of which 12 may incur such costs. The profitability of additional older, lower production wells, such as those owned by this Partnership, would likely be affected in a negative manner by the required costs associated with the injunctive relief and mitigation, which could result in the decision to plug and abandon some or all of those wells, rather than make investments in the wells necessary to comply with consent decree.

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

This Partnership's net amount due to the Managing General Partner was approximately $1,176,000 and $943,000 as of March 31, 2018 and December 31, 2017, respectively. The majority of the amount is past due and represents operating costs, plugging and abandonment costs, and general and administrative and other costs that have not been deducted from distributions due to the lack of revenue and available cash flow.

A “Well operations and maintenance” fee is charged by the Managing General Partner for the operation of this Partnership's wells and is included in the “Lease operating expenses” line item on the condensed statements of operations. The fees for well operating and maintenance for the three months ended March 31, 2018 and 2017 were approximately $7,000 and $52,000, respectively. The decrease in fees during the three months ended March 31, 2018 compared to 2017 is due to a decrease in the number of wells eligible to be charged the fee.

Note 8 - Subsequent Event

On May 7, 2018, the Managing General Partner entered into an agreement with Bridgepoint Consulting LLC (“Bridgepoint”). Bridgepoint has designated Karen Nicolaou to serve as “Responsible Party” for this Partnership. The Responsible Party will make all material decisions regarding this Partnership. Pursuant to the agreement, the Responsible Party will have the power, among other things, to analyze potential restructuring and divestiture options, including but not limited to filing bankruptcy. Ms. Nicolaou has more than 20 years of experience in providing restructuring advisory services and has previously served as Responsible Party for other of the Managing General Partner's partnerships. In her capacity as the Responsible Party, Ms. Nicolaou will have the authority to, among other things, explore options for divesting of assets of this Partnership, enter into and execute definitive documents to effect such transactions, or other material Partnership actions, as well as analyze the books and records of this Partnership.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Partnership Overview

This Partnership engages in the development, production, and sale of crude oil, natural gas, and NGLs. This Partnership began crude oil and natural gas operations in September 2006 and currently operates 41 gross (40.9 net) wells located in the Wattenberg Field of Colorado, of which 38 were shut-in as of March 31, 2018 due to elevated gathering system line pressures. The Managing General Partner markets this Partnership's crude oil, natural gas, and NGL production to midstream marketers. Crude oil, natural gas, and NGLs are sold primarily under market-based contracts in which the price varies as a result of market forces. Seasonal factors, such as effects of weather on realized commodity prices, availability of third-party owned pipeline capacity, and other factors such as high line pressures in the gathering system, whether caused by heat or third-party capacity issues, may impact this Partnership's results.
Partnership Operating Results Overview

This Partnership’s operations for the three months ended March 31, 2018 were impacted by a number of noteworthy items. Aggregate crude oil, natural gas, and NGLs production decreased 91 percent for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The primary drivers for the decrease in production include continued high gathering system line pressures and the natural decline rates of this Partnership's wells. This Partnership’s midstream service provider is currently processing at full capacity and basin-wide development and production continues to increase; therefore, gathering system line pressures continue to remain elevated.

This Partnership’s reclamation effort continued on certain wells plugged and abandoned in 2017 with an additional three wells plugged and abandoned during the first quarter of 2018. This Partnership incurred a loss on settlement of asset retirement obligations of approximately $35,000. See Gain/Loss on Settlement of Asset Retirement Obligations included elsewhere in this report.

When considering the current commodity price environment, the significantly elevated gathering system line pressures, operating costs, production taxes, direct costs - general and administrative, and the costs incurred and expected to be incurred for future plugging and abandonment of wells, the Managing General Partner believes that this Partnership will not be able to achieve positive net cash flows in the foreseeable future. Accordingly, this Partnership has suspended cash distributions until such time, if at all, that cash flows can reasonably be expected to support the necessary costs of operations and the expected plugging and abandoning of the wells that are becoming unproductive and/or the required capital investments for regulatory requirements, and this Partnership becomes current on its obligations. Because of the projected negative net cash flows, there is substantial doubt about this Partnership’s ability to continue as a going concern. See footnote Going Concern to the financial statements included elsewhere in this report.

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

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

Summary Operating Results

The following table presents selected information regarding this Partnership’s results of operations:

	Three months ended March 31,
	2018	2017	Change
Number of gross productive wells (end of period) (1)	41	55	(25)%
Production
Crude oil (Bbl)	347	3,772	(91)%
Natural gas (Mcf)	1,084	12,902	(92)%
NGLs (Bbl)	163	1,757	(91)%
Crude oil equivalent (Boe)	691	7,679	(91)%

Crude oil, natural gas, and NGLs sales
Crude oil	$20,580	$189,598	(89)%
Natural gas	2,109	32,694	(94)%
NGLs	2,915	32,863	(91)%
Total crude oil, natural gas, and NGLs sales	$25,604	$255,155	(90)%

Average selling price
Crude oil (per Bbl)	$59.31	$50.26	18%
Natural gas (per Mcf)	1.95	2.53	(23)%
NGLs (per Bbl)	17.88	18.70	(4)%
Crude oil equivalent (per Boe)	37.05	33.23	11%

Average cost per Boe
Lease operating expenses	$101.86	$21.80	*
Production taxes	0.93	1.13	(18)%
Depreciation, depletion and amortization	7.53	6.26	20%

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
NGLs - Natural gas liquids.
NYMEX - New York Mercantile Exchange

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Crude Oil, Natural Gas, and NGLs Sales

Changes in Crude Oil, Natural Gas, and NGLs Production Volumes. For the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, crude oil, natural gas, and NGLs production, decreased 91 percent, primarily resulting from high gathering system line pressures and the current decline rates of this Partnership's wells. This Partnership had production from six wells during the three months ended March 31, 2018 and had 38 wells shut-in as of March 31, 2018. Production for the three months ended March 31, 2017 from wells plugged during the three months ended March 31, 2018 was not significant.

This Partnership's wells are particularly susceptible to elevated gathering system line pressures. Additionally, the associated production equipment for its wells can only operate up to a certain system line pressure, at which point shut-in safety measures must be taken. Gathering system line pressures for this Partnership's wells have significantly increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The current elevated gathering line pressures have led to the shut-in of 38 of this Partnership's wells as of March 31, 2018. Meanwhile, Partnership’s midstream service provider is currently processing at full capacity and field-wide production activity remains high; therefore, line pressures are expected to continue to be at elevated levels.

In order to manage the impact of the increased line pressures, the Managing General Partner, along with other major operators in the Wattenberg Field, continues to work closely with this Partnership's third-party midstream provider in an effort to ensure adequate system capacity going forward, evidenced by a commitment from the midstream provider to build additional gathering and processing capacity in the field. These expansions are expected to increase the midstream provider's system capacity, assist in the control of line pressures, and reduce production curtailments in the field. The in-service dates of the midstream provider's next two plants are currently scheduled to occur in the third quarter of 2018 and in the second quarter of 2019; however, the Managing General Partner expects that line pressures will remain high until the new plants are placed in service, causing continued impacts to this Partnership’s production and the potential for lengthy shut-in periods for certain of this Partnership's wells. With current and expected ongoing horizontal development in the field, this increase in capacity scheduled for 2018 may not offset all of the production increases expected in the Wattenberg Field. Although the Managing General Partner believes that some of this Partnership's currently shut-in wells could resume production when the additional processing plant is placed in service in the third quarter of 2018 these increases in field-wide capacity in 2018 and beyond may not provide enough long-term relief in line pressure to have a lasting positive effect on this Partnership's vertical wells. There is a risk that after this Partnership's midstream provider places a plant into service in the third quarter of 2018 that line pressure relief does not attain the levels expected for this Partnership's wells to increase production or that this Partnership's wells do not respond to the lower pressures. This could result in a future impairment of this Partnership's crude oil and natural gas properties. The timing and availability of adequate gathering infrastructure is not within the Managing General Partner’s or this Partnership’s control.

    Crude Oil, Natural Gas, and NGLs Pricing. This Partnership's results of operations depend upon many factors, including the price of crude oil, natural gas, and NGLs, and the Managing General Partner's ability to market this Partnership's production effectively. Crude oil, natural gas, and NGLs prices are among the most volatile of all commodity prices. The price this Partnership received for its crude oil increased 18 percent per Bbl during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to improvements in the NYMEX index for crude oil prices. During the same periods, the price this Partnership received for its natural gas per Mcf and NGLs per Bbl decreased 23 percent and four percent, respectively.

Crude Oil, Natural Gas and NGLs Production Costs

Total production costs, which consist of lease operating expenses and production taxes, vary with changes in production volumes and crude oil, natural gas, and NGLs sales. General oil field services and all other costs vary and can fluctuate based on services required, but are expected to increase as wells age and require more extensive repair and maintenance. These costs include water hauling and disposal, equipment repairs and maintenance, environmental compliance, and remediation and service rig workovers. Fixed monthly well operating costs on a per unit basis increase as production decreases. Production taxes vary directly with crude oil, natural gas, and NGLs sales and effective tax rates. Production taxes are estimated by the Managing General Partner based on tax rates determined using published information and are subject to revision based on actual amounts determined during future filings by the Managing General Partner with taxing authorities.

Total lease operating expenses for the three months ended March 31, 2018 decreased approximately $97,000 compared to the same period in 2017, primarily due to the decrease of the number of wells producing in 2018 resulting from elevated gathering system line pressures, plugging and abandonment activities, and the impact of the timing of sales of crude oil from inventory. When oil inventory accumulates, the cost of the production is capitalized as inventory costs. Upon sale of the oil

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

inventory, the cost of production previously capitalized is released from inventory and recognized as lease operating expense. Fewer producing wells also resulted in lower well operating and maintenance fees being charged by the Managing General Partner. The decrease in production taxes corresponded with the decrease in crude oil, natural gas and NGLs sales during the three months ended March 31, 2018 as compared to the same period in 2017.

Direct costs - general and administrative

Direct costs - general and administrative for the three months ended March 31, 2018 decreased approximately $23,000 compared to the same period in 2017, primarily due to lower audit-related and tax preparation fees.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization ("DD&A") expense decreased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to the 91 percent decrease in production. However, the DD&A expense rate per Boe increased to $7.53 for the three months ended March 31, 2018 as compared to $6.26 during the same period in 2017.

Asset Retirement Obligations

The current portion of the asset retirement obligations of $550,000 relates to 11 of this Partnership's wells that the Managing General Partner expects to be plugged and abandoned during the next 12 months. These wells are expected to be uneconomic to operate given current commodity prices, the negative impact of elevated gathering system line pressures on productivity and decreasing production resulting from natural declines. The costs to plug and abandon wells over the next 12 months are expected to result in a significant cash outflow for this Partnership. Since the costs of plugging and abandonment activities exceed current cash balances and cash flows from operations, the Managing General Partner expects to fund such activities. The Managing General Partner would then recover amounts funded from future cash flows of this Partnership, if available.

Gain/Loss on Settlement of Asset Retirement Obligations

During the three months ended March 31, 2018, this Partnership plugged and abandoned three wells and continued the reclamation effort for certain wells plugged and abandoned in 2017, incurring an estimated cost of approximately $178,000. These costs were offset by the release of the related asset retirement obligations liability of approximately $143,000, resulting in a loss on settlement of asset retirement obligations of approximately $35,000. During the three months ended March 31, 2017, this Partnership realized a $76,000 gain on settlement of asset retirement obligations from the plugging and abandonment of four wells.

Accretion Expense

Asset retirement obligation accretion expense decreased approximately $9,000, or 22 percent, to approximately $34,000 during the three months ended March 31, 2018 compared to approximately $43,000 in 2017, primarily due to a reduction in the number of this Partnership's wells and a downward revision in the liability resulting from lower estimated plugging and abandonment costs experienced in the latter half of 2017.

Financial Condition, Liquidity, and Capital Resources

Historically, this Partnership's primary source of liquidity has been cash flows from operating activities. Fluctuations in this Partnership's operating cash flows are substantially driven by changes in commodity prices and sales volumes. This source of cash has been primarily used to fund this Partnership's operating costs, direct costs-general and administrative and capital expenditures.

Due to the trend of decreased liquidity that this Partnership has been experiencing in recent periods, and anticipated future expenditures required to remain compliant with certain regulatory requirements and costs of necessary plugging and

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

abandonment activities, the Managing General Partner believes that projected cash flows from operations will be insufficient to meet this Partnership’s obligations. Crude oil prices during the three months ended March 31, 2018 showed improvement relative to pricing experienced during 2017, with the effect of this increase offset partially by lower natural gas and NGLs prices. This level of price improvement is not likely to be sufficient to alleviate concerns regarding this Partnership’s ability to meet its obligations.

This Partnership's future operations are expected to be conducted with available funds and revenues generated from crude oil, natural gas, and NGLs production activities. Crude oil, natural gas, and NGLs production from existing properties are generally expected to continue a decline in the rate of production over the remaining life of the wells. These declines in production will be particularly significant during times of increased gathering system line pressures, such as the present. Given the current operating environment, this Partnership anticipates a net lower annual level of crude oil, natural gas and NGLs production due to the shut-in of wells and workovers being uneconomic to perform. Under these circumstances, a continuation of current production levels would have a material adverse impact on this Partnership's operations and, when combined with the requirements to plug and abandon wells, the Managing General Partner has made the decision to continue the suspension of distributions from this Partnership, until such time, if ever, that cash flows can reasonably be expected to support the necessary costs of expected plugging and abandoning of the wells that are becoming unproductive and/or the required capital investments for regulatory requirements, and this Partnership becomes current on its obligations.
Working Capital

As of March 31, 2018, this Partnership had a working capital deficit of $1,665,000, compared to a working capital deficit of $1,255,000 at December 31, 2017. The $410,000 increase in the working capital deficit from December 31, 2017, to March 31, 2018 was primarily due to:

•	a $234,000 increase in the amount due to Managing General Partner;

•	a $150,000 increase in the current portion of asset retirement obligations; and

•	a $35,000 decrease in accounts receivable.

Partially offset by:

•	a $9,000 increase in oil inventory.

Although the D&O Agreement permits this Partnership to borrow funds on its behalf for Partnership activities, the Managing General Partner does not anticipate funding a portion of this Partnership's activities, if any, through borrowings; nor is it likely that borrowings would be supportable based on the remaining asset composition of this Partnership.

Cash Flows

Operating Activities

The net cash deficit from operating activities was $13,000 for the three months ended March 31, 2018 compared to a net cash deficit of $1,000 from operating activities for the comparable period in 2017.

This Partnership's cash flows from operating activities in the three months ended March 31, 2018 were primarily impacted by production volumes, commodity prices, operating costs, direct costs-general and administrative expenses, and plugging and abandonment costs. The key components of the changes in this Partnership's cash flows from operating activities are described in more detail in Results of Operations above.

Investing Activities

Cash flows from investing activities consist of investments in well equipment and proceeds received from the sale of equipment from wells that have been plugged and abandoned. This Partnership invests in equipment which supports treatment, delivery and measurement of crude oil, natural gas, and NGLs or environmental protection. During the three months ended March 31, 2018, this Partnership's investment in well equipment was approximately $3,000 and its proceeds from the sale of equipment salvaged from wells that were recently plugged and abandoned were approximately $16,000. This Partnership had no cash flows from investing activities during the three months ended March 31, 2017.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Off-Balance Sheet Arrangements

As of March 31, 2018, this Partnership had no existing off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on this Partnership's financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Commitments and Contingencies

See the footnote titled Commitments and Contingencies to the financial statements included elsewhere in this report.

Recent Accounting Standards

See the footnote titled Summary of Significant Accounting Policies to the financial statements included elsewhere in this report.

Critical Accounting Policies and Estimates

The preparation of the accompanying condensed financial statements in conformity with U.S. GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

There have been no significant changes to this Partnership's critical accounting policies and estimates or in the underlying accounting assumptions and estimates used in these critical accounting policies from those disclosed in the financial statements and accompanying notes contained in this Partnership's 2017 Form 10-K.

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

(a)    Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, PDC, as Managing General Partner on behalf of this Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of this Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on the results of this evaluation, the Managing General Partner's Chief Executive Officer and Chief Financial Officer concluded that this Partnership's disclosure controls and procedures were effective as of March 31, 2018.

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

(b)    Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2018, PDC, the Managing General Partner, made no changes in this Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect this Partnership's internal control over financial reporting.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, this Partnership is a party to various legal proceedings in the ordinary course of business. See the footnote titled Commitments and Contingencies to the financial statements included elsewhere in this report.

Item 1A. Risk Factors

Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unit Repurchase Provisions. Investor Partners may request that the Managing General Partner repurchase limited partnership units at any time beginning with the third anniversary of the first cash distribution of this Partnership. The repurchase price is set at a minimum of four times the most recent 12 months of cash distributions from production. In accordance with this Partnership Agreement, the Managing General Partner has elected to suspend cash distributions in order to fund the plugging and abandonment costs of Partnership wells. Since the formula for the repurchase price is set at a minimum of four times the most recent 12 months of cash distributions, due to the suspension of cash distributions, the Managing General Partner is currently unable to repurchase units as there is expected to be no value upon which to base the calculation. Previously, in any calendar year the Managing General Partner was conditionally obligated to purchase Investor Partner units aggregating up to 10 percent of the initial subscriptions, if requested by an individual investor partner, subject to PDC's financial ability to do so and upon receipt of opinions of counsel that the repurchase will not cause this Partnership to be treated as a “publicly traded partnership” or result in the termination of this Partnership for federal income tax purposes. If accepted, repurchase requests are fulfilled by the Managing General Partner on a first-come, first-served basis.

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
May 18, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Barton R. Brookman	President, Chief Executive Officer and Director	May 18, 2018
Barton R. Brookman	PDC Energy, Inc. Managing General Partner of the Registrant
(principal executive officer)

/s/ R. Scott Meyers	Senior Vice President and Chief Financial Officer	May 18, 2018
R. Scott Meyers	PDC Energy, Inc. Managing General Partner of the Registrant
(principal financial officer)