Form 10-Q
period 2018-06-30
Rockies Region 2006 Limited Partnership
filed 2018-08-14
CIK 1376912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended June 30, 2018
or

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

As of June 30, 2018, this Partnership had 4,497 units of limited partnership interest and no units of additional general partnership interest outstanding.

Rockies Region 2006 Limited Partnership

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the U.S. Private Securities Litigation Reform Act of 1995 regarding this Partnership's business, financial condition and results of operations. PDC Energy, Inc. (“PDC”) is the Managing General Partner of this Partnership. All statements other than statements of historical fact included in and incorporated by reference into this report are “forward-looking statements”. Words such as expect, anticipate, intend, plan, believe, seek, estimate and similar expressions or variations of such words are intended to identify forward-looking statements herein. Forward-looking statements include, among other things, statements regarding future production, costs and cash flows; commodity prices and differentials; capital expenditures; the impact of elevated gathering system line pressures; availability of additional midstream facilities and services, timing of that availability and related benefits to this Partnership; the effect of environmental or regulatory actions; and the Managing General Partner's future strategies, plans and objectives.

The above statements are not the exclusive means of identifying forward-looking statements herein. Although forward-looking statements contained in this report reflect the Managing General Partner's good faith judgment, such statements can only be based on facts and factors currently known to the Managing General Partner. Forward-looking statements are always subject to risks and uncertainties, including known and unknown risks and uncertainties incidental to the development, production and marketing of crude oil, natural gas and NGLs and actual outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.

Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•	availability of future cash flows to enable this Partnership to continue as a going concern, for investor distributions, or funding of development activities;

•	changes in worldwide production volumes and demand, including economic conditions that might impact demand and prices for the products this Partnership produces;

•	volatility of commodity prices for crude oil, natural gas and natural gas liquids ("NGLs") and the risk of an extended period of depressed prices;

•	volatility and widening of differentials;

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

•
availability of sufficient pipeline, gathering and other transportation facilities and related infrastructure to process and transport this Partnership's production and the impact of these facilities and regional and local capacity on the prices this Partnership receives for its production;

•	the effect of operating pressures from pipelines, gathering and transportation facilities that influence the ability of a well to produce against such pressures;

•	timing and receipt of necessary regulatory permits;

•	risks incidental to the operation of crude oil and natural gas wells;

•	increases or changes in operating costs, severance and ad valorem taxes;

•	future cash flows, liquidity and financial condition;

•	competition within the oil and gas industry;

•	success of the Managing General Partner in marketing this Partnership's crude oil, natural gas and NGLs;

•	impact of environmental events, governmental and other third-party responses to such events and the Managing General Partner's ability to insure adequately against such events;

•	cost of pending or future litigation;

•	the Managing General Partner's ability to retain or attract senior management and key technical employees; and

•	success of strategic plans, expectations and objectives for future operations of the Managing General Partner.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Rockies Region 2006 Limited Partnership
Condensed Balance Sheets
(unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$6,415	$7,602
Accounts receivable	10,142	57,890
Crude oil inventory	29,458	21,682
Total current assets	46,015	87,174
Crude oil and natural gas properties, successful efforts method, at cost	2,027,049	1,978,684
Less: Accumulated depreciation, depletion and amortization	(933,944)	(923,349)
Crude oil and natural gas properties, net	1,093,105	1,055,335
Total Assets	$1,139,120	$1,142,509

Liabilities and Partners' Equity (Deficit)
Current liabilities:
Due to Managing General Partner, net	$1,397,142	$942,592
Current portion of asset retirement obligations	550,000	400,000
Total current liabilities	1,947,142	1,342,592
Asset retirement obligations	1,392,294	1,621,598
Total Liabilities	3,339,436	2,964,190

Commitments and contingent liabilities

Partners' equity (deficit):
Managing General Partner	(5,750,130)	(5,610,035)
Limited Partners - 4,497 units issued and outstanding	3,549,814	3,788,354
Total Partners' Equity (Deficit)	(2,200,316)	(1,821,681)
Total Liabilities and Partners' Equity (Deficit)	$1,139,120	$1,142,509

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2006 Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three Months Ended June,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Crude oil, natural gas and NGLs sales	$22,218	$214,319	$47,822	$469,474

Operating costs and expenses:
Lease operating expenses	75,413	163,653	145,800	331,044
Production taxes	(57)	13,946	586	22,645
Direct costs - general and administrative	125,970	30,363	151,093	78,238
Depreciation, depletion and amortization	5,391	44,935	10,595	93,013
Accretion of asset retirement obligations	30,343	43,614	63,918	86,398
(Gain) loss on settlement of asset retirement obligations	19,412	13,875	54,465	(61,730)
Total operating costs and expenses	256,472	310,386	426,457	549,608

Net loss	$(234,254)	$(96,067)	$(378,635)	$(80,134)

Net loss allocated to partners	$(234,254)	$(96,067)	$(378,635)	$(80,134)
Less: Managing General Partner interest in net loss	(86,674)	(35,546)	(140,095)	(29,650)
Net loss allocated to Investor Partners	$(147,580)	$(60,521)	$(238,540)	$(50,484)

Net loss per Investor Partner unit	$(32.82)	$(13.46)	$(53.04)	$(11.23)

Investor Partner units outstanding	4,497	4,497	4,497	4,497

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2006 Limited Partnership
Condensed Statement of Partners' Equity (Deficit)
(unaudited)

	Six Months Ended June 30, 2018
		Managing
	Investor	General
	Partners	Partner	Total

Balance, December 31, 2017	$3,788,354	$(5,610,035)	$(1,821,681)

Net loss	(238,540)	(140,095)	(378,635)

Balance, June 30, 2018	$3,549,814	$(5,750,130)	$(2,200,316)

See accompanying notes to unaudited condensed financial statements.

Rockies Region 2006 Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(378,635)	$(80,134)
Adjustments to net loss to reconcile to net cash from operating activities:
Depreciation, depletion and amortization	10,595	93,013
Accretion of asset retirement obligations	63,918	86,398
(Gain) loss on settlement of asset retirement obligations	54,465	(61,730)
Changes in assets and liabilities:
Accounts receivable	47,748	2,988
Crude oil inventory	(7,776)	35,994
Asset retirement obligations	(197,687)	(163,413)
Due to Managing General Partner, net	436,988	84,900
Net cash from operating activities	29,616	(1,984)

Cash flows from investing activities:
Capital expenditures for crude oil and natural gas properties	(57,325)	—
Proceeds from sales of well equipment	26,522	—
Net cash from investing activities	(30,803)	—

Net change in cash and cash equivalents	(1,187)	(1,984)
Cash and cash equivalents, beginning of period	7,602	11,215
Cash and cash equivalents, end of period	$6,415	$9,231

Supplemental cash flow information:
Non-cash investing activities:
Change in due to managing general partner, net related to purchases of properties and equipment	$21,028	$—
Change in due to managing general partner, net related to sales of well equipment	$(3,466)	$—

See accompanying notes to unaudited condensed financial statements.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

Note 1 - General and Basis of Presentation

Rockies Region 2006 Limited Partnership (this “Partnership” or the “Registrant”) was organized in 2006 as a limited partnership, in accordance with the laws of the State of West Virginia, for the purpose of engaging in the exploration and development of crude oil and natural gas properties. Business operations commenced upon closing of an offering for the private placement of Partnership units. Upon funding, this Partnership entered into a Drilling and Operating Agreement (“D&O Agreement”) with the Managing General Partner which authorizes PDC to conduct and manage this Partnership's business. In accordance with the terms of the Limited Partnership Agreement (the “Agreement”), the Managing General Partner is authorized to manage all activities of this Partnership and initiates and completes substantially all Partnership transactions, subject to the following paragraph.

On May 7, 2018, the Managing General Partner entered into an agreement with Bridgepoint Consulting LLC (“Bridgepoint”). Bridgepoint has designated Karen Nicolaou to serve as the “Responsible Party” for this Partnership. Ms. Nicolaou has more than 20 years of experience in providing restructuring advisory services and has previously served as Responsible Party for other partnerships for which PDC was the Managing General Partner. In her capacity as the Responsible Party, Ms. Nicolaou will make all material decisions regarding this Partnership and has the authority, among other things, to analyze the books and records of this Partnership, analyze potential restructuring and divestiture options, including but not limited to filing bankruptcy, and enter into and execute definitive documents to effect such transactions, or direct the Managing General Partner to do the above.

As of June 30, 2018, there were 1,976 limited partners ("Investor Partners") in this Partnership. PDC is the designated Managing General Partner of this Partnership and owns a 37 percent Managing General Partner ownership in this Partnership. According to the terms of the Agreement, revenues, costs and cash distributions of this Partnership are allocated 63 percent to the Investor Partners, which are shared pro rata based upon the number of units in this Partnership, and 37 percent to the Managing General Partner. The Managing General Partner may repurchase Investor Partner units under certain circumstances provided by the Agreement, upon request of an individual Investor Partner. The formula for the repurchase price is set at a minimum of four times the most recent 12 months of cash distributions. Due to the suspension of cash distributions during the second quarter of 2015, there is no value upon which to base further calculations, and therefore, no repurchase offers are currently being considered. On a cumulative basis, through June 30, 2018, the Managing General Partner has repurchased 204 units of Partnership interest from the Investor Partners at an average price of $1,914 per unit. As of June 30, 2018, the Managing General Partner owned a total of approximately 40 percent of this Partnership, which includes its 37 percent Managing General Partner interest and approximately three percent of Limited Partner Interests it has repurchased from the Investor Partners.

In the Managing General Partner's opinion, the accompanying condensed financial statements contain all adjustments consisting of only normal recurring adjustments necessary for a fair statement of this Partnership's results for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in the audited financial statements have been condensed or omitted. The December 31, 2017 condensed balance sheet data was derived from this Partnership's audited financial statements, but does not include disclosures required by U.S. GAAP. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with this Partnership's audited financial statements and notes thereto included in this Partnership's 2017 Form 10-K. This Partnership's accounting policies are described in the Notes to Financial Statements in this Partnership's 2017 Form 10-K and updated, as necessary, in this Quarterly Report on Form 10-Q. The results of operations and cash flows for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year or any future period.

Certain immaterial reclassifications have been made to the prior period condensed statement of cash flows to conform to the current period presentation. The reclassifications had no impact on previously reported financial results.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

Note 2 - Going Concern

This Partnership has historically funded its operations with cash flows from operations. This Partnership’s most significant cash outlays have related to its operating expenses, capital expenditures and plugging and abandonment of wells. This Partnership's cash flows provided by operations were $30,000 for the six months ended June 30, 2018 and it had a cash deficit of $2,000 for the six months ended June 30, 2017. This Partnership had working capital deficits of $1,901,000 and $1,255,000 as of June 30, 2018 and December 31, 2017, respectively. The negative impact to its liquidity resulting from elevated gathering system line pressure and current commodity prices raises substantial doubt about this Partnership’s ability to continue as a going concern. As the cash outlays for plugging and abandoning wells over the next several years are expected to be significant, this applies further strain on the overall liquidity of this Partnership. The Managing General Partner believes that cash flows from operations will not be sufficient to meet this Partnership’s obligations largely because of the expenditures required to plug and abandon uneconomic wells, absent a major change in circumstances as described below. Any deficits in available cash flows generated by this Partnership's operations are currently being funded by the Managing General Partner, to the extent necessary. The Managing General Partner will recover amounts funded from future cash flows of this Partnership, to the extent available.

One of this Partnership's most significant obligations is to the Managing General Partner for reimbursement of costs paid on behalf of this Partnership by the Managing General Partner. Such amounts are paid to third parties for general and administrative expenses, well equipment, operating costs and plugging and abandonment costs, as well as monthly operating fees payable to the Managing General Partner. This Partnership's quarterly cash distributions to the Investor Partners and Managing General Partner have been suspended and this suspension is expected to continue until such time, if ever, that cash flows can reasonably be expected to support the necessary costs of expected plugging and abandoning of the wells that are becoming unproductive and any capital investments required for regulatory compliance, and this Partnership becomes current on its obligations.

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

In accordance with the agreement that the Managing General Partner entered into with Bridgepoint, Ms. Nicolaou will make all material decisions regarding this Partnership and has the authority, among other things, to analyze the books and records of this Partnership, analyze potential restructuring and divestiture options, including but not limited to filing bankruptcy, and enter into and execute definitive documents to effect such transactions, or direct the Managing General Partner to do so. Accordingly, Ms. Nicolaou is considering various options to potentially mitigate risks impacting this Partnership’s ability to continue as a going concern. There can be no assurance that this Partnership will be able to mitigate such conditions. Failure to do so could result in a partial asset sale or some form of bankruptcy, liquidation, or dissolution of this Partnership.

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
June 30, 2018
(unaudited)

Note 3 - Summary of Significant Accounting Policies

Recently Adopted Accounting Standard

In May 2014, the Financial Accounting Standards Board issued its standard on revenue recognition that provides a comprehensive model that entities will apply to determine the measurement of revenue and timing of when it is recognized. The standard has been updated and now includes technical corrections. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard outlines a five-step approach to apply the underlying principle: (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to separate performance obligations and (5) recognize revenue when (or as) each performance obligation is satisfied. This Partnership adopted the standard effective January 1, 2018. In order to evaluate the impact that the adoption of the revenue standard had on this Partnership's financial statements, the Managing General Partner performed a comprehensive review of its significant revenue streams. The focus of this review included, among other things, the identification of the significant contracts and other arrangements this Partnership has with its customers to identify performance obligations and principal versus agent considerations and factors affecting the determination of the transaction price. The Managing General Partner also reviewed this Partnership's current accounting policies, procedures and controls with respect to these contracts and arrangements to determine what changes, if any, would be required by the adoption of the revenue standard. This Partnership adopted the standard under the modified retrospective method. Based on the review, adoption of the standard did not impact this Partnership's 2017 results of operations. Upon adoption, no adjustment to the opening balance of this Partnership's retained deficit was deemed necessary.

Note 4 - Fair Value Measurements

This Partnership's fair value measurements were estimated pursuant to a fair value hierarchy that requires this Partnership to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, giving the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. In these cases, the lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability and may affect the valuation of the assets and liabilities and their placement within the fair value hierarchy levels.

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
June 30, 2018
(unaudited)

Note 5 - Asset Retirement Obligations

The following table presents the changes in carrying amounts of the asset retirement obligations associated with this Partnership's working interest in crude oil and natural gas properties:

Amount

Balance at December 31, 2017	$2,021,598
Obligations discharged with asset retirements	(143,222)
Accretion expense	63,918
Balance at June 30, 2018	1,942,294
Less current portion	550,000
Long-term portion	$1,392,294

This Partnership's estimated asset retirement obligations liability is based on the Managing General Partner's historical experience in plugging and abandoning this Partnership's wells, estimated economic lives and estimated plugging and abandonment costs considering federal and state regulatory requirements in effect. The liability is discounted using the credit-adjusted risk-free rate estimated at the time the liability is incurred or revised. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligations liability, a corresponding adjustment is made to the properties and equipment balance. Changes in the liability due to the passage of time are recognized as an increase in the carrying amount of the liability and as corresponding accretion expense. The current portion of the asset retirement obligations relates to 11 wells that are expected to be plugged and abandoned during the next 12 months.

During the six months ended June 30, 2018, this Partnership plugged and abandoned three wells and continued reclamation efforts on certain wells that were plugged and abandoned in 2017 for a total estimated cost of approximately $198,000. Upon plugging and abandoning the three wells in 2018, this Partnership relieved the related asset retirement obligations liability of approximately $143,000, resulting in a loss on settlement of asset retirement obligations of approximately $55,000.

Note 6 - Commitments and Contingencies

Legal Proceedings

Neither this Partnership nor PDC, in its capacity as the Managing General Partner of this Partnership, is party to any pending legal proceeding, except as provided herein, that PDC believes would have a materially adverse effect on this Partnership's business, financial condition, results of operations or liquidity.

Derivative Action

In December 2017, PDC received an action entitled Dufresne, et al. v. PDC Energy, et al., filed in the United States District Court for the District of Colorado. The original complaint was brought by a number of limited partner investors seeking to assert derivative claims on behalf of this Partnership against PDC and alleging claims for breach of fiduciary duty and breach of contract. The plaintiffs also included claims against two of PDC's senior officers for alleged breach of fiduciary duty. The lawsuit accuses PDC, as the managing general partner of this Partnership, of, among other things, failing to maximize the productivity of this Partnership's crude oil and natural gas wells.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

PDC filed a motion to dismiss the lawsuit on February 1, 2018, on the grounds that the complaint is deficient, including because the plaintiffs failed to allege that PDC refused a demand to take action on their claims. On March 14, 2018, the motion was denied as moot by the court because the plaintiffs requested leave to amend their complaint. In late April 2018, the plaintiffs filed an amendment to their complaint.  Such amendment alleged additional facts to support the plaintiffs’ claims and purports to add direct class action claims in addition to the original derivative claims. The amendment also added three new individual defendants, all of which are currently independent members of PDC's Board of Directors. PDC filed a motion to dismiss the amended complaint and, in response, the plaintiffs filed a second amended complaint on July 10, 2018. On July 31, 2018, PDC filed a motion to dismiss this second amended complaint and the claims against the individuals named as defendants. This motion has not yet been decided by the court. Potential damages as a result of this lawsuit, if any, would be paid by PDC and should not affect this Partnership.

Environmental

Due to the nature of the natural gas and oil industry, this Partnership is exposed to environmental risks. The Managing General Partner has various policies and procedures to minimize and mitigate the risks from environmental contamination. The Managing General Partner conducts periodic reviews and simulated drills to identify changes in this Partnership's environmental risk profile. Liabilities are recorded when environmental damages resulting from past events are probable and the costs can be reasonably estimated. Except as discussed herein, the Managing General Partner is not aware of any material environmental claims existing as of June 30, 2018 which have not been provided for or would otherwise have a material impact on this Partnership's financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown potential past non-compliance with environmental laws or other environmental liabilities will not be discovered on this Partnership's properties. The liability ultimately incurred with respect to a matter may exceed the related accrual.

Clean Air Act Tentative Agreement and Related Consent Decree

In August 2015, the Managing General Partner received a Clean Air Act Section 114 Information Request (the "Information Request") from the U.S. Environmental Protection Agency ("EPA"). The Information Request sought, among other things, information related to the design, operation and maintenance of this Partnership's Wattenberg Field production facilities in the Denver-Julesburg Basin of Colorado ("DJ Basin"). The Information Request focused on historical operation and design information at certain of the Managing General Partner's production facilities and asked that the Managing General Partner conduct sampling and analyses at these facilities. The Managing General Partner responded to the Information Request with the requested data in January 2016.

In addition, in December 2015, the Managing General Partner received a Compliance Advisory pursuant to C.R.S. 25-7-115(2) from the Colorado Department of Public Health and Environment's Air Quality Control Commission's Air Pollution Control Division alleging that the Managing General Partner failed to design, operate and maintain certain condensate collection, storage, processing and handling operations to minimize leakage of volatile organic compounds at certain production facilities consistent with applicable standards under Colorado law.

In June 2017, the U.S. Department of Justice, on behalf of the EPA and the State of Colorado, filed a complaint against the Managing General Partner in the U.S. District Court for the District of Colorado, claiming that the Managing General Partner failed to operate and maintain certain condensate collection facilities at certain production facilities so as to minimize leakage of volatile organic compounds in compliance with applicable law. In October 2017, the Managing General Partner entered into a consent decree to resolve the lawsuit. Pursuant to the consent decree, the Managing General Partner agreed to implement a variety of operational enhancements and mitigation and similar projects, including vapor control system modifications and verification, increased inspection and monitoring and installation of tank pressure monitors. The three primary elements of the consent decree are: (i) fine/supplemental environmental projects; (ii) injunctive relief; and (iii) mitigation.

ROCKIES REGION 2006 LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

The Managing General Partner will pay the total amount of the fine and costs associated with the supplemental environmental projects. This Partnership will share proportionally in the injunctive relief and the mitigation costs required by the consent decree. The consent decree includes 33 of this Partnership's wells, of which seven may incur such costs. The profitability of additional older, lower production wells, such as those owned by this Partnership, would likely be affected in a negative manner by the required costs associated with the injunctive relief and mitigation, which could result in the decision to plug and abandon some or all of those wells, rather than make investments in the wells necessary to comply with the consent decree.

Note 7 - Transactions with Managing General Partner

The Managing General Partner transacts business on behalf of this Partnership under the authority of the D&O and Partnership Agreements. Revenues and other cash inflows received by the Managing General Partner on behalf of this Partnership are distributed to this Partnership, net of corresponding operating costs and other cash outflows incurred on behalf of this Partnership.

This Partnership's net amount due to the Managing General Partner was approximately $1,397,000 and $943,000 as of June 30, 2018 and December 31, 2017, respectively. The majority of the amount is past due and represents operating costs, investments in crude oil and natural gas properties, plugging and abandonment costs and general and administrative and other costs that have not been deducted from distributions due to the lack of revenue and available cash flow.

A “Well operations and maintenance” fee is charged by the Managing General Partner for the operation of this Partnership's wells and is included in the “Lease operating expenses” line item on the condensed statements of operations. The fees for well operating and maintenance for the six months ended June 30, 2018 and 2017 were approximately $13,000 and $96,000, respectively.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Partnership Overview

This Partnership engages in the development, production and sale of crude oil, natural gas and NGLs. This Partnership began crude oil and natural gas operations in September 2006 and currently operates 41 gross (40.9 net) wells located in the Wattenberg Field of Colorado, of which 38 were shut-in as of June 30, 2018 due to elevated gathering system line pressures. The Managing General Partner markets this Partnership's crude oil, natural gas and NGL production to midstream marketers. Crude oil, natural gas and NGLs are sold primarily under market-based contracts in which the price varies as a result of market forces. Seasonal factors, such as effects of weather on realized commodity prices, availability of third-party owned pipeline capacity and other factors such as elevated line pressures in the gathering system, whether caused by heat or third-party capacity issues, may impact this Partnership's results.
Partnership Operating Results Overview

This Partnership’s operations for the three and six months ended June 30, 2018 were impacted by a number of noteworthy items. Aggregate crude oil, natural gas and NGLs production decreased 91 percent for both the three and six months ended June 30, 2018, compared to the comparable three and six months ended June 30, 2017. The primary driver for the decrease in production was continued elevated gathering system line pressures. This Partnership’s midstream service provider is currently processing at full capacity and basin-wide development and production continues to increase; therefore, gathering system line pressures continue to remain elevated.

During the six months ended June 30, 2018, this Partnership’s reclamation efforts continued on certain wells that had been plugged and abandoned during 2017. Three wells were plugged and abandoned during the three months ended March 31, 2018. No wells were plugged and abandoned during the three months ended June 30, 2018. Although this Partnership had no new plugged and abandoned wells during the three months ended June 30, 2018, a loss on settlement of asset retirement obligations of approximately $19,000 was recognized as this Partnership continued reclamation efforts on wells plugged during previous periods and has recorded a loss on settlement of asset retirement obligations of approximately $55,000 for the six months ended June 30, 2018. See Gain/Loss on Settlement of Asset Retirement Obligations included elsewhere in this report.

When considering the current commodity price environment, the significantly elevated gathering system line pressures, operating costs, production taxes, direct costs - general and administrative and the costs incurred and expected to be incurred for future plugging and abandonment of wells, the Managing General Partner does not believe that this Partnership will be able to achieve positive net cash flows in the foreseeable future. Accordingly, this Partnership has suspended cash distributions until such time, if at all, that cash flows can reasonably be expected to support the necessary costs of operations and the expected plugging and abandoning of the wells that are becoming unproductive and/or the required capital investments for regulatory requirements and this Partnership becomes current on its obligations. Because of the projected negative net cash flows, there is substantial doubt about this Partnership’s ability to continue as a going concern. See footnote Going Concern to the financial statements included elsewhere in this report.

In accordance with the agreement that the Managing General Partner entered into with Bridgepoint, Ms. Nicolaou will make all material decisions regarding this Partnership and has the authority, among other things, to analyze the books and records of this Partnership, analyze potential restructuring and divestiture options, including but not limited to filing bankruptcy, and enter into and execute definitive documents to effect such transactions, or direct the Managing General Partner to do so. Accordingly, Ms. Nicolaou is considering various options to potentially mitigate risks impacting this Partnership’s ability to continue as a going concern. There can be no assurance that this Partnership will be able to mitigate such conditions. Failure to do so could result in a partial asset sale or some form of bankruptcy, liquidation, or dissolution of this Partnership.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

Summary Operating Results

The following table presents selected information regarding this Partnership’s results of operations:

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Number of gross productive wells (end of period) (1)	41	55	(25)%	41	55	(25)%
Production
Crude oil (Bbl)	254	3,441	(93)%	601	7,213	(92)%
Natural gas (Mcf)	1,303	12,019	(89)%	2,387	24,921	(90)%
NGLs (Bbl)	211	1,968	(89)%	374	3,725	(90)%
Crude oil equivalent (Boe)	682	7,412	(91)%	1,373	15,091	(91)%

Crude oil, natural gas and NGLs sales
Crude oil	$16,432	$158,250	(90)%	$37,012	$347,848	(89)%
Natural gas	2,014	28,254	(93)%	4,123	60,948	(93)%
NGLs	3,772	27,815	(86)%	6,687	60,678	(89)%
Total crude oil, natural gas and NGLs sales	$22,218	$214,319	(90)%	$47,822	$469,474	(90)%

Average selling price
Crude oil (per Bbl)	$64.69	$45.99	41%	$61.58	$48.23	28%
Natural gas (per Mcf)	1.55	2.35	(34)%	$1.73	$2.45	(29)%
NGLs (per Bbl)	17.88	14.13	27%	$17.88	$16.29	10%
Crude oil equivalent (per Boe)	32.58	28.92	13%	$34.83	$31.11	12%

Average cost per Boe
Lease operating expenses	$110.58	$22.08	*	$106.19	$21.94	*
Production taxes	(0.08)	1.88	(104)%	0.43	1.50	(71)%
Depreciation, depletion and amortization	7.90	6.06	30%	7.72	6.16	25%

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
NGLs - Natural gas liquids.
NYMEX - New York Mercantile Exchange

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Crude Oil, Natural Gas and NGLs Sales

Changes in Crude Oil, Natural Gas and NGLs Production Volumes. For the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, crude oil, natural gas and NGLs production, decreased 91 percent, primarily resulting from elevated gathering system line pressures. This Partnership had production from 12 wells during the six months ended June 30, 2018 and had 38 wells shut-in as of June 30, 2018. Production for the six months ended June 30, 2017 from wells plugged during the six months ended June 30, 2018 was not significant.

This Partnership's wells are particularly susceptible to elevated gathering system line pressures. The associated production equipment for its wells can only operate up to a certain system line pressure, at which point shut-in safety measures must be taken. Gathering system line pressures for this Partnership's wells have significantly increased during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The current elevated gathering line pressures have led to the shut-in of 38 of this Partnership's wells as of June 30, 2018. Meanwhile, Partnership’s midstream service provider is currently processing at full capacity and field-wide production activity remains high; therefore, line pressures are expected to continue to be at elevated levels.

In order to manage the impact of the increased line pressures, the Managing General Partner, along with other major operators in the Wattenberg Field, continues to work closely with this Partnership's third-party midstream provider in an effort to ensure adequate system capacity going forward, evidenced by a commitment from the midstream provider to build additional gathering and processing capacity in the field. These expansions are expected to increase the midstream provider's system capacity, assist in the control of line pressures and reduce production curtailments in the field. A new plant was placed in service in August 2018. The in-service date of the midstream provider's next plant is currently scheduled to occur in the second quarter of 2019; however, the Managing General Partner expects that line pressures will remain elevated until the new plants are placed in service, causing continued impacts to this Partnership’s production and the potential for lengthy shut-in periods for certain of this Partnership's wells. With current and expected ongoing horizontal development in the field, this increase in capacity may not offset all of the production increases expected in the Wattenberg Field. Although the Managing General Partner believes that some of this Partnership's currently shut-in wells could resume production once the new plant begins operating at full capacity, this may not provide enough long-term relief in line pressure to have a lasting positive effect on this Partnership's vertical wells. There is a risk that after having this plant placed into service that line pressure relief will not attain the levels necessary for this Partnership's wells to increase production, or that this Partnership's wells will not respond to the lower pressures. This could result in a future impairment of this Partnership's crude oil and natural gas properties. The timing and availability of adequate gathering infrastructure is not within the Managing General Partner’s or this Partnership’s control and if the midstream service providers' construction projects are delayed, this Partnership could experience elevated gathering line pressures for extended periods of time.

    Crude Oil, Natural Gas and NGLs Pricing. This Partnership's results of operations depend upon many factors, including the price of crude oil, natural gas and NGLs and the Managing General Partner's ability to market this Partnership's production effectively. Crude oil, natural gas and NGLs prices are among the most volatile of all commodity prices. During the six months ended June 30, 2018 compared to the same period in 2017 and primarily due to improvements in the NYMEX index price for crude oil, the price this Partnership received for its crude oil per Bbl and NGLs per Bbl increased 28 percent and 10 percent, respectively. During the same periods, the price this Partnership received for its natural gas per Mcf decreased 29 percent.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Crude Oil, Natural Gas and NGLs Production Costs

Total production costs, which consist of lease operating expenses and production taxes, vary with changes in production volumes and crude oil, natural gas and NGLs sales. General oil field services and all other costs vary and can fluctuate based on services required, but are expected to increase as wells age and require more extensive repair and maintenance. These costs include water hauling and disposal, equipment repairs and maintenance, environmental compliance and remediation and service rig workovers. Fixed monthly well operating costs on a per unit basis increase as production decreases. Production taxes vary directly with crude oil, natural gas and NGLs sales and effective tax rates. Production taxes are estimated by the Managing General Partner based on tax rates determined using published information and are subject to revision based on actual amounts determined during future filings by the Managing General Partner with taxing authorities.

Three months ended June 30, 2018 as compared to three months ended June 30, 2017

Total lease operating expenses for the three months ended June 30, 2018 decreased approximately $88,000 compared to the same period in 2017, primarily due to the decrease in the number of wells producing in 2018 resulting from elevated gathering system line pressures and plugging and abandonment activities. Fewer producing wells also resulted in lower well operating and maintenance fees being charged by the Managing General Partner. The decrease in production taxes resulted from a positive true-up of a prior year's estimated production taxes along with a 90 percent decrease in crude oil, natural gas and NGLs sales during the three months ended June 30, 2018 as compared to the same period in 2017.

Six months ended June 30, 2018 as compared to six months ended June 30, 2017

Total lease operating expenses for the six months ended June 30, 2018 decreased approximately $185,000 compared to the same period in 2017, primarily due to the decrease in the number of wells producing in 2018 resulting from elevated gathering system line pressures and plugging and abandonment activities. Fewer producing wells also resulted in lower well operating and maintenance fees being charged by the Managing General Partner. The decrease in production taxes resulted from a positive true-up of a prior year's estimated production taxes along with a 90 percent decrease in crude oil, natural gas and NGLs sales during the six months ended June 30, 2018 as compared to the same period in 2017.

Direct costs - general and administrative

Three months ended June 30, 2018 as compared to three months ended June 30, 2017

Direct costs - general and administrative for the three months ended June 30, 2018 increased approximately $96,000 compared to the same period in 2017. This Partnership paid retainer fees of $35,000 to this Partnership's Responsible Party and $70,000 to the Responsible Party's law firm, pursuant to the agreement with Bridgepoint. These legal fees were partially offset by lower audit-related fees.

Six months ended June 30, 2018 as compared to six months ended June 30, 2017

Direct costs - general and administrative for the six months ended June 30, 2018 increased approximately $73,000 compared to the same period in 2017. This Partnership paid retainer fees of $35,000 to this Partnership's Responsible Party and $70,000 to the Responsible Party's law firm, pursuant to the agreement with Bridgepoint. These legal fees were partially offset by lower audit-related fees and tax preparation fees.

Depreciation, Depletion and Amortization

Three months ended June 30, 2018 as compared to three months ended June 30, 2017

Depreciation, depletion and amortization ("DD&A") expense decreased for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to the 91 percent decrease in production. The DD&A expense rate per Boe increased to $7.90 for the three months ended June 30, 2018 as compared to $6.06 during the same period in 2017.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Six months ended June 30, 2018 as compared to six months ended June 30, 2017

Depreciation, depletion and amortization expense decreased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to the 91 percent decrease in production. The DD&A expense rate per Boe increased to $7.72 for the six months ended June 30, 2018 as compared to $6.16 during the same period in 2017.

Asset Retirement Obligations

The current portion of the asset retirement obligations of $550,000 relates to 11 of this Partnership's wells that the Managing General Partner expects to be plugged and abandoned during the next 12 months. These wells are expected to be uneconomic to operate given current commodity prices and the negative impact of elevated gathering system line pressures on productivity. The costs to plug and abandon wells over the next 12 months are expected to result in a significant cash outflow for this Partnership. Since the costs of plugging and abandonment activities exceed current cash balances and cash flows from operations, the Managing General Partner expects to fund such activities. The Managing General Partner would then recover amounts funded from future cash flows of this Partnership, if available.

Gain/Loss on Settlement of Asset Retirement Obligations

Three months ended June 30, 2018 as compared to three months ended June 30, 2017

During the three months ended June 30, 2018, this Partnership did not plug and abandon any wells. This Partnership continued to incur costs for reclamation efforts on three wells plugged and abandoned during the three months ended March 31, 2018 and for certain wells plugged and abandoned in 2017. The additional costs resulted in a loss on settlement of asset retirement obligations of approximately $19,000 during the three months ended June 30, 2018 compared to $14,000 loss during the three months ended June 30, 2017.

Six months ended June 30, 2018 as compared to six months ended June 30, 2017

During the six months ended June 30, 2018, this Partnership plugged and abandoned three wells and continued the reclamation efforts for certain wells plugged and abandoned in 2017, incurring an estimated cost of approximately $198,000. Upon plugging and abandoning the three wells in 2018, this Partnership relieved the related asset retirement obligations liability of approximately $143,000, resulting in a loss on settlement of asset retirement obligations of approximately $55,000. During the six months ended June 30, 2017, this Partnership plugged and abandoned four wells for a total estimated cost of approximately $163,000, which were offset by the relief of the asset retirement obligations liability of approximately $225,000, resulting in a gain on settlement of asset retirement obligations of approximately $62,000.

Accretion Expense

Three months ended June 30, 2018 as compared to three months ended June 30, 2017

Asset retirement obligation accretion expense decreased approximately $13,000, or 30 percent, to approximately $30,000 during the three months ended June 30, 2018 compared to approximately $44,000 in 2017, primarily due to a reduction in the number of this Partnership's wells.

Six months ended June 30, 2018 as compared to six months ended June 30, 2017

Asset retirement obligation accretion expense decreased approximately $22,000, or 26 percent, to approximately $64,000 during the six months ended June 30, 2018 compared to approximately $86,000 in 2017, primarily due to a reduction in the number of this Partnership's wells.

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

Due to the trend of decreased liquidity that this Partnership has been experiencing in recent periods, and anticipated future expenditures required to remain compliant with certain regulatory requirements and costs of necessary plugging and abandonment activities, the Managing General Partner believes that projected cash flows from operations will be insufficient to meet this Partnership’s obligations. Crude oil and NGLs prices during the six months ended June 30, 2018 showed improvement relative to pricing experienced during 2017, with the effect of this increase offset partially by lower natural gas prices. This level of price improvement is not likely to be sufficient to alleviate concerns regarding this Partnership’s ability to meet its obligations.

Historically, this Partnership's operations were expected to be conducted with available funds and revenues generated from crude oil, natural gas and NGLs production activities. Crude oil, natural gas and NGLs production from existing properties are generally expected to continue a decline in the rate of production over the remaining life of the wells. These declines in production will be particularly significant during times of elevated gathering system line pressures, such as the present. Given the current operating environment, this Partnership anticipates a lower annual level of crude oil, natural gas and NGLs production due to the shut-in of wells and workovers being uneconomic to perform. Under these circumstances, a continuation of current production levels would have a material adverse impact on this Partnership's operations and, when combined with the requirements to plug and abandon wells, the decision has been made to continue the suspension of distributions from this Partnership, until such time, if ever, that cash flows can reasonably be expected to support the necessary costs of expected plugging and abandoning of the wells that are becoming unproductive and/or the required capital investments for regulatory requirements, and this Partnership becomes current on its obligations.
Working Capital

As of June 30, 2018, this Partnership had a working capital deficit of $1,901,000, compared to a working capital deficit of $1,255,000 as of December 31, 2017. The $646,000 increase in the working capital deficit from December 31, 2017, to June 30, 2018 was primarily due to:

•	a $455,000 increase in the amount due to Managing General Partner;

•	a $150,000 increase in the current portion of asset retirement obligations; and

•	a $48,000 decrease in accounts receivable.

Partially offset by:

•	an $8,000 increase in oil inventory.

Although the D&O Agreement permits this Partnership to borrow funds on its behalf for Partnership activities, the Managing General Partner does not anticipate funding a portion of this Partnership's activities through borrowings, nor is it likely that borrowings would be supportable based on the remaining asset composition of this Partnership.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Cash Flows

Operating Activities

The net cash provided by operating activities was $30,000 for the six months ended June 30, 2018 compared to a net cash deficit of $2,000 from operating activities for the comparable period in 2017.

This Partnership's cash flows from operating activities for the six months ended June 30, 2018 were largely the result of an increase in the amount due to the Managing Partner related to capital expenditures for crude oil and natural gas properties.

Investing Activities

Cash flows from investing activities consist of investments in well equipment and proceeds received from the sale of equipment from wells that have been plugged and abandoned. This Partnership invests in equipment which supports treatment, delivery and measurement of crude oil, natural gas and NGLs or environmental protection. During the six months ended June 30, 2018, this Partnership's investment in well equipment was approximately $57,000 and its proceeds from the sale of equipment salvaged from wells that were recently plugged and abandoned were approximately $27,000. This Partnership had no cash flows from investing activities during the six months ended June 30, 2017.

Off-Balance Sheet Arrangements

As of June 30, 2018, this Partnership had no existing off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on this Partnership's financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

(a)    Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, PDC, as Managing General Partner on behalf of this Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of this Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on the results of this evaluation, the Managing General Partner's Chief Executive Officer and Chief Financial Officer concluded that this Partnership's disclosure controls and procedures were effective as of June 30, 2018.

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

(b)    Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2018, PDC, the Managing General Partner, made no changes in this Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect this Partnership's internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unit Repurchase Provisions. Investor Partners may request that the Managing General Partner repurchase limited partnership units at any time beginning with the third anniversary of the first cash distribution of this Partnership. The repurchase price is set at a minimum of four times the most recent 12 months of cash distributions from production. In accordance with the Partnership Agreement, the Managing General Partner has elected to suspend cash distributions in order to fund the plugging and abandonment costs of Partnership wells. Since the formula for the repurchase price is set at a minimum of four times the most recent 12 months of cash distributions, due to the suspension of cash distributions, the Managing General Partner is currently unable to repurchase units as there is expected to be no value upon which to base the calculations, and therefore no repurchase offers are currently being considered. The Managing General Partner acquired 40 investor partner units from an Investor Partner during the three months ended June 30, 2018 for $125 per unit. This acquisition was not made through this Partnership's repurchase provision, but was part of a settlement agreement with this Investor Partner. Previously, in any calendar year the Managing General Partner was conditionally obligated to purchase Investor Partner units aggregating up to 10 percent of the initial subscriptions, if requested by an individual investor partner, subject to PDC's financial ability to do so and upon receipt of opinions of counsel that the repurchase will not cause this Partnership to be treated as a “publicly traded partnership” or result in the termination of this Partnership for federal income tax purposes. If accepted, repurchase requests are fulfilled by the Managing General Partner on a first-come, first-served basis.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Index

ROCKIES REGION 2006 LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 6.    Exhibits Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

10.1	Bridgepoint Consulting LLC Agreement.					X

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

Rockies Region 2006 Limited Partnership
By its Managing General Partner
PDC Energy, Inc.

By: /s/ Barton Brookman
Barton Brookman President and Chief Executive Officer of PDC Energy, Inc.
August 14, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Barton Brookman	President, Chief Executive Officer and Director	August 14, 2018
Barton Brookman	PDC Energy, Inc. Managing General Partner of the Registrant
(principal executive officer)

/s/ R. Scott Meyers	Senior Vice President and Chief Financial Officer	August 14, 2018
R. Scott Meyers	PDC Energy, Inc. Managing General Partner of the Registrant
(principal financial officer)